Form 10-K
period 2020-12-31
iCap Vault 1, LLC
filed 2021-03-31
CIK 1800199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______, 20 ____, to ______, 20_____.

Commission File Number 333-326458

iCap Vault 1, LLC

(Exact name of registrant as specified in its charter)

Delaware	83-1413280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3535 Factoria Blvd. SE, Suite 500 Bellevue, Washington	98006
(Address of principal executive offices)	(Zip Code)

(425) 278-9030

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to section 12(g) of the Act:

N/A
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

iCap Vault 1, LLC’s outstanding membership interests are held by iCap Vault, LLC and there are no membership interests held by non-affiliates.

There is no public market for the registrant’s outstanding membership interests. As of March 31, 2021, there were 1,000 membership interests issued and outstanding.

Documents incorporated by reference: None

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report includes “forward-looking statements” within the meaning of the federal securities laws that involve risks and uncertainties. Forward-looking statements include statements we make concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs and other information that is not historical information. When used in this annual report, the words “estimates,” “expects,” “anticipates,” “projects,” “forecasts,” “plans,” “intends,” “believes,” “foresees,” “seeks,” “likely,” “may,” “might,” “will,” “should,” “goal,” “target” or “intends” and variations of these words or similar expressions (or the negative versions of any such words) are intended to identify forward-looking statements. All forward-looking statements are based upon information available to us on the date of this annual report.

These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements. These risks and uncertainties are discussed in the “Risk Factors” section of this annual report.

All forward-looking statements attributable to us in this annual report apply only as of the date of this annual report and are expressly qualified in their entirety by the cautionary statements included in this annual report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events, except as required by law.

PART I

ITEM 1. BUSINESS

In this annual report, unless the context indicates otherwise, “iCap Vault 1,” the “Company,” “we,” “our,” “ours” or “us” refer to iCap Vault 1, LLC, a Delaware limited liability company, and its subsidiaries, including its wholly-owned direct subsidiary Vault Holding 1, LLC (“Holding 1”), a Delaware limited liability company and its subsidiaries and the Company’s wholly-owned direct subsidiary Vault Holding, LLC (“Holding”) and its subsidiaries. Unless the context indicates otherwise, “iCap Enterprises” or “iCap,” in this annual report refers to iCap Enterprises, Inc., a Washington corporation, which is our sponsor. Unless otherwise clear from the context, references throughout this annual report to “operating agreements” refer to the amended and restated limited liability company operating agreements of iCap Vault 1, LLC, Holding, and Holding 1.

Business Overview

iCap Vault 1, LLC was formed as a Delaware limited liability company on July 30, 2018. Holding was formed as a Delaware limited liability company on September 27, 2018. Holding 1 was formed as a Delaware limited liability company on April 28, 2020. The Company has commenced only limited operations, primarily focused on organizational matters in connection with our registered public offering (“Registered Offering”) (described below). Each of Holding and Holding 1 was formed with the intention of owning one or more standalone subsidiaries which itself will hold real property investments. Additionally, each of Holding and Holding 1 provides guaranties to secured demand noteholders of the Company. Holding provides such a guaranty to holders of private placement secured demand notes. Holding 1 shall provide a guaranty to holders of the notes the Company intends to offer through the Registered Offering. To date, Holding made a loan in the amount of $1,214,032, provided by the Company as an investment in Holding, to Colpitts Sunset LLC, an affiliated entity, in exchange for a promissory note bearing 10% interest and secured by a deed of trust on property owned by Colpitts Sunset, LLC. Holding 1 has not commenced operations and has no assets and liabilities.

iCap Vault Management, LLC, the manager (“Manager”) of the Company, was formed as a Delaware limited liability company on July 31, 2018, and has since been only engaged in limited operations. We currently do not have any real properties. We do not lease or own any real property now. We intend to generate revenues in the following ways from our properties: from net rental income on our properties and from price appreciation of the properties upon their disposition. For the financial instruments secured by real estate that we invest in, we intend on generating revenues from the interest income received on such financial instruments.

We have registered a public offering (“Registered Offering”) of up to $500,000,000 aggregate principal amount of our Variable Denomination Floating Rate Demand Notes, marketed and sold as “Demand Notes” (“Notes”), under an effective Registration Statement (File No. 333-236458) (“Registration Statement”), to fund our investment and operational activities. However, we have not engaged in the offer and sale of Notes under the Registration Statement as of yet as we are establishing our distribution strategy and seeking a no objection letter from FINRA, which has not yet been granted. We expect to use the net proceeds from the Registered Offering to pay for our operating costs, including on-going legal and accounting fees, finance costs associated with acquiring primarily multifamily properties and single-family residences, and costs associated with broker price opinions, title reports, recording fees, accounting costs and legal fees.

We plan to acquire income-producing real estate properties and financial instruments related to real properties in selected metropolitan statistical areas in the U.S. (each, a “Portfolio Investment”) with the objective of generating a rate of return from the acquired U.S. real estate that is greater than the costs necessary to purchase, finance and service the U.S. real estate. We are not a real estate investment trust and do not intend to be treated as such. We have provided a detailed plan for the next twelve (12) months throughout this annual report.

We intend to engage in the following activities:

●	Purchase single, multi-family, and commercial properties that have potential to be or are cash flow positive, meaning properties that have a positive monthly income after all expenses (e.g. mortgages, operating expenses, taxes) and maintenance reserves are paid. In order to determine if a property is “cash flow positive”, the Manager will review the total gross rent, income, or receipts from the property and subtract any and all expenses including utilities, taxes, maintenance, and other reserve expenses. If this number is a positive number, the Company will deem the property “cash flow positive.” Depending on how positive the cash flow is or has potential to be, coupled with the estimated market value of the property relative to the purchase price and the potential for price appreciation will determine whether management will purchase the property or not on behalf of the Company.

●	Purchase additional properties or make other real estate investments that relate to varying property types including office, retail and industrial properties. Such property types may include operating properties and properties under development or construction and may be purchased from affiliates of the Company.

●	Invest in any opportunity our Manager sees fit within the confines of the market, marketplace and economy so long as those investments are real estate related and within the investment objectives of the Company, including, but not limited to, real estate-based financial instruments, such as loans or investment funds that invest in real estate. To this end, the Company may invest in financial instruments that bear a relation to real estate, such as preferred equity, common equity, or loan instruments that are secured or unsecured by the properties, investments into real estate operating companies, real estate holding companies, pooled investment funds, some of which may be affiliates of the Company or its Manager or entities with whom management of the Company has had prior relationships.

We have no plans to change our business activities or to combine with another business, and we are not aware of any events or circumstances that might cause our plans to change. Neither management of the Company, nor the sole member of the Company, have any plans or arrangements to enter into a change of control, business combination or similar transaction or to change management.

There is an opportunity in the domestic marketplace to create and further, to operate a successful investment strategy that is secured by U.S. real estate. The Manager has recognized this opportunity and has decided to create and go forward with the creation of the Company. The Company intends to provide an opportunity for investors to obtain an above-market rate of return that is secured by U.S. real estate, while having access to their capital at any time.

Objectives

The Company has definite objectives in order to fulfill its strategy. These include:

●	Provide an exceptional user experience for investors, which allows investors to see their investment balances and interest earned at any time; and

●	Identify strong investments related to properties in the most resilient markets in the US. These markets include locations that have historically performed better than other US markets and include strong economic foundations that rebound well from negative economic pressures.

The Company will place a particular emphasis on purchasing properties that, when taken together, are capable of generating positive cash flows and price appreciation, and in particular single family, multifamily, and commercial properties. The Company seeks to purchase properties for the best possible price and is able to leverage the network of the management team to have these opportunities. The above criteria is subject to change according to market conditions.

Keys to Success

The Company intends to identify primarily single family, multifamily, and commercial properties for investment. The Manager intends to obtain and grow as much value within these properties as is possible through smart acquisition strategies and cost management. The Manager has extensive experience in evaluating and managing these types of real estate, as well as other types of properties.

The Manager of the Company is staffed with highly educated and experienced professionals that provide personalized and courteous service to their tenants, investors, loan officers, realtors, brokers, financial advisors, and other vendors.

Investment Strategy

The Company’s Portfolio Investments will consist of income-producing properties, including single-family homes, multi-family apartments, townhomes, commercial properties and mixed-use properties. The revenue generated from the Portfolio Investments will be used to pay interest and principal on the Notes and fund its operations. Additionally, the Company’s Portfolio Investments will consist of properties that the Company may acquire at a discount from market values, with the intention of selling the property at market prices for a gain. These properties may be held for short-term or long-term periods of time as the Company may determine in its discretion, and may or may not generate revenue during the period of ownership by the Company. The Company’s Portfolio Investments may also consist of financial instruments that bear a relation to real estate, such as preferred equity, common equity, or loan instruments that are secured or unsecured by the properties, investments into real estate operating companies, real estate holding companies, REIT holdings and joint ventures, pooled investment funds, any of which may be affiliates of, or transactions with, the Company or its Manager or entities with whom management of the Company has had prior relationships. See the section titled “Certain Relationships and Related Transactions” herein.

Portfolio Investments may be held directly by the Company or held in a standalone wholly owned limited liability company (a “Portfolio SPE”) and one or more Portfolio SPEs may be held by a holding company that is wholly owned by the Company, rather than by the Company directly. The rental and interest income allows us to provide a rate of return to investors who acquire the Notes. The Notes will be secured by the membership interests in Holding 1. The Company’s business plan targets primarily income-producing properties and seeks to acquire the properties debt-free at the subsidiary level, and the Company expects to generate income from the financial instruments that it may hold. Notwithstanding, we may leverage our properties with up to 85% of their value. In all cases, the debt on any given property must be such that it fits with the investment policies of the Company. The Portfolio Investments will serve as collateral for one or more credit facilities entered into by the Company or an affiliate of us. The Company has the right to subordinate the obligations and the security interests of the Notes to those of a third party lender, if doing so is required by the lender to secure a loan for the benefit of the Company. Holding 1 has the right to subordinate the obligations and guaranty of Holding 1 and the security interests pledged by Holding 1 to those of a third party lender, if doing so is required by the lender to secure a loan for the benefit of Holding 1.

The locations of the properties are determined by selecting metropolitan statistical areas upon consultation with market professionals, such as real estate analytics companies, title and escrow companies, real estate brokerages, land-use specialists, licensed surveyors and civil engineers, and in-depth internal review of economic data. The Company may adjust its investment criteria to accommodate changing market conditions, but will generally seek attractive locations with strong rental income and a likelihood of long-term appreciation of value.

The Company’s management has developed processes and controls to evaluate possible investment opportunities. The process begins by identifying metropolitan statistical areas within the U.S. (“Markets”) with strong economic fundamentals that are likely to result in long-term property appreciation and increased rents. The Markets are selected after an in-depth internal review of economic data by the Company’s internal staff. After reviewing this data, a committee consisting of key members of the management team, including Chris Christensen and Jim Christensen (the “Investment Committee”) may approve a Market. After a Market has been approved, the Company’s acquisition team will search for purchase opportunities for the Company that meet the criteria of the applicable investment policies of the Company. Chris Christensen is the Company’s Chief Executive Officer, a manager of iCap Vault 1, LLC, Holding, and Holding 1, and a Board member of the Manager. Jim Christensen is the Company’s Chief Operating Officer, a manager of iCap Vault 1, LLC, Holding, and Holding 1, and a Board member of the Manager.

Every investment opportunity will undergo due diligence performed by the Company’s real estate underwriters, who will then present investment opportunities to the Investment Committee for its review and approval. The Investment Committee may delegate investment decision-making authority to sub-teams, provided such investments meet the criteria established by the Investment Committee. The Company will complete due diligence on prospective investments and maintain closing procedures that provide for the safety of the invested funds, generally through a third-party escrow company. The investment process has three major areas of focus: analysis and approval, documentation and closing, and post-closing management. Post-closing management of the real estate portfolio will be done by real estate management companies, who will manage the leasing, cash flows, and maintenance of the properties.

The Company is seeking to invest in a diversified portfolio of income-producing real estate assets and real estate related assets throughout the United States. Initially, the Company intends to target single family, multifamily, and commercial properties, but may acquire other property types that meet its investment objectives. Additionally, we plan to invest in financial instruments that are related to real estate, which will help diversify the Portfolio Investments and provide favorable positions intended to lower risk and increase the security for our investors.

We believe that there is an opportunity to create attractive returns by employing a strategy of investing in a diversified portfolio of such investments which are well-selected, well-managed and disposed of at an optimal time. Our principal targeted assets are investments in properties, and other real estate investments that relate to properties, that have quality construction and desirable locations which can attract quality tenants. These types of investments are, or relate to, properties generally located in key markets within the Unites States. We intend to invest in a geographically diverse portfolio in order to reduce the risk of reliance on a particular market, a particular property and/or a particular tenant.

Step 1 Property Identification:

Subject properties are typically identified by:

●	The Company’s use of its current network databases and internal information;
●	Recommendations received from colleagues within the Company’s network that have ties to a specific community, and in particular its deep connections within the construction and development industries; and
●	Leads generated by local real estate professionals.

Step 2 Project Underwriting:

Once the Manager identifies a subject property, it ensures that it meets stringent underwriting criteria and guidelines. This process is driven by property valuations, market feasibility assessments, time on market analysis, construction and development budgets, and projected project timelines. These metrics are measured by the management team and presented to the Investment Committee for review and approval.

Step 3 Project Commencement:

Once the subject property is successfully approved, the closing team purchases the property and commences the plan for lease-up and property management. The Company then begins its strategy to obtain rental or disposition income, while monitoring market conditions and evaluating exit strategies. In the event cash is needed to honor redemption requests of investors, the Company may temporarily leverage one or more properties to provide such cash.

Step 4 Sale of Property

The Manager determines when it is appropriate to sell a property within the Investment Portfolio. In doing so the Manager considers such factors as the property type, location, timing within an economic cycle, and cash needs of the Company. The manager may choose to reposition the Investment Portfolio by selling some properties in order to acquire others.

Due Diligence & Financing

When the Company identifies a location or a potential property, it will sign a contract and place an escrow deposit to be held with the designated escrow agent. The Company will complete all its due diligence for the property including: title review, comparative market analysis, valuation, insurance, rental analysis, legal review and other matters. After the due diligence process has been completed, the Investment Committee must determine whether the property is suitable or not.

If the property is not suitable, the Company will cancel the contract and look for the next opportunity. If the property is suitable, the Company will proceed to closing.

Special Purpose Entities

When the Company does acquire real estate assets, it intends to hold title to the properties through separate limited liability companies (“LLCs”) or through special purpose entities (“SPEs”), each of which may hold a single property or several similar asset types as determined by the Manager. Each separate LLC or SPE will be a 100% wholly-owned subsidiary of Holding 1 or Holding, which are wholly owned by the Company.

Leverage

The Company intends to hold its Portfolio Investments without the use of leverage. However, the Company maintains the right to obtain leverage for the purposes of honoring cash redemptions that are requested by its investors or for other business purposes of the Company. The Company will evaluate the appropriate amount of debt based on market conditions, the needs of the Company, and the demands of the investors. The Company, Holding and Holding 1, or the SPEs may incur indebtedness provided the total of all indebtedness does not exceed 85% of the value of the Portfolio Investments, as determined by the Manager using its then-current valuation methodology. We may incur indebtedness in the form of bank borrowings, purchase money obligations to the sellers of properties and publicly or privately placed debt instruments or financing from institutional investors or other lenders. The indebtedness may be secured or unsecured. Security may be in the form of mortgages or other interests in our properties; equity interests in entities which own our properties or investments; cash or cash equivalents; securities; letters of credit; guarantees or a security interest in one or more of our other assets.

The Company may use borrowing proceeds to finance acquisitions of new properties, make other real estate investments, make payments to the Manager, honor investor redemption demands, pay for capital improvements, repairs or tenant buildouts, refinance existing indebtedness, pay distributions or provide working capital. Financing for acquisitions and investments may be obtained at the time an asset is acquired or an investment is made or at such later time as the management determines to be appropriate. The form of our indebtedness may be long-term or short-term debt or in the form of a revolving credit facility. Notwithstanding the above, depending on market conditions and other factors, management may choose not to place debt on our portfolio or assets and may choose not to borrow to finance operations or to acquire properties. The Company’s financing strategy and policies do not eliminate or reduce the risks inherent in using leverage to purchase properties.

Geographic Scope

The Company will not limit itself geographically, however it intends to invest primarily in metropolitan statistical areas within the United States. The Company will search for properties that it may purchase at a discount. The Company believes it can successfully identify such potential target acquisitions based upon the depth and the breadth of the industry experience, contacts and industry knowledge of the Company’s Manager.

Competition

We will face competition from other owners, investors and financial institutions that are looking to acquire similar properties and who may implement or are already implementing a similar business plan to ours. Further, we may be at a disadvantage to our competition who may have greater capital resources than we do, specifically cash. It has become increasingly difficult to obtain lending on many properties and those buyers that are able to close without financing and pay the full purchase price of a property in cash may be able to close on more properties or will be able to negotiate better purchasing terms.

Meeting Noteholder Demand Payment Obligations

The Company will establish two sources of liquidity to address demand payments of holders of Notes: First, the Company will set aside up to 10% of the outstanding principal balances in available cash reserves; provided, however, the Company reserves the right to increase the amount set aside for available cash reserve; second, the Company plans to establish accounts with commercial banks and non-bank lending sources, such as insurance companies, private equity funds and private lending organizations (each a “Liquidity Source”) for the provision of credit facilities, including, but not limited to, lines of credit, pursuant to which funds will be advanced to the Company.

One or all of these Liquidity Sources may place a lien on one or more of the Portfolio Investments. If the amount of monies extended by the Liquidity Sources exceeds 85% of the Company’s aggregate Portfolio Investment value (the “Lending Ratio”), then the Company will be required to sell certain of its Portfolio Investments at such amount needed to satisfy its demand payment obligations and achieve a Lending Ratio of 85% or less. Except for the security that may be required by the Liquidity Sources, the Company intends to maintain the Portfolio Investments free and clear of liens and encumbrances. The Notes will be subordinate at times to the rights of the Liquidity Sources as well as to other higher-ranking obligations of the Company, including property taxes and management fees.

The Company may, in its discretion, dispose of some or all of its Portfolio Investments to reposition the portfolio or to meet the Company’s payment obligations. The Company will maintain cash reserves, which may be used to purchase properties, honor demand payment requests of noteholders, make tax or other distributions to its member, or cover the costs of the Company’s day-to-day operations.

Members and Management

The sole member of each of Holding and Holding 1 is iCap Vault 1, LLC. The sole member of iCap Vault 1, LLC is iCap Vault, LLC, which is owned by iCap Enterprises, a Washington corporation wholly owned by Chris Christensen. The primary officers of iCap Enterprises are Chris Christensen and Jim Christensen. Chris Christensen is the Company’s Chief Executive Officer, a manager of iCap Vault 1, LLC, Holding and Holding 1, and a Board member of the Manager. Jim Christensen is the Company’s Chief Operating Officer, a manager of iCap Vault 1, LLC, Holding and Holding 1, and a Board member of the Manager.

The Manager is the manager of iCap Vault 1, LLC, Holding and Holding 1. The officers of the Manager are the same as the officers of iCap Enterprises. The management and supervision of iCap Vault 1, LLC, Holding and Holding 1 is vested exclusively in the Manager (including its duly appointed agents), which has full control over the business and affairs of iCap Vault 1, LLC, Holding and Holding 1 pursuant to the Amended and Restated Limited Liability Company Operating Agreement of iCap Vault 1, LLC and the Amended and Restated Limited Liability Company Operating Agreements of Holding and Holding 1 (the “Operating Agreements”), respectively. The Board of Managers of the Manager intend to devote a majority of their working hours to the Company, but may be less. Even if we sell all the securities offered in our Registered Offering, the majority of the proceeds of our Registered Offering will be spent for ongoing operational and investment acquisition costs. Following our Registered Offering, we may be required to raise additional capital to cover the costs associated with our plans of operation.

The following diagram reflects our planned organizational structure following the completion of our Registered Offering:

The Manager may delegate day-to-day management responsibility of the Company to any person, provided that the Manager will retain ultimate responsibility for the management and conduct of the activities of the Company and all decisions relating to the selection and disposition of the Company’s investments.

The Company anticipates that the Company will be exempt from the registration requirements of the Investment Company Act of 1940, as amended (the “1940 Act”), by reason of the exemption specified in Section 3(c)(5)(C) of the 1940 Act (excludes from regulation as an “investment company” any entity that is primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate).

Organizational Strength and Experience

The members of the senior management team have overseen many pooled investment funds based in real estate and have collectively closed in excess of $8 billion in transactions in the small and mid-cap spaces throughout their careers. iCap Enterprises also maintains a network of strategic relationships. The team leverages relationships with sourcing, development, construction, and fund administration constituents to maintain a pipeline of real estate purchase opportunities. Property owners, builders, developers, lenders and brokers are the primary entities for deal sourcing.

iCap Enterprises has capacity to expand its team to manage large amounts of capital from the sale of the Notes and to deploy such proceeds towards real estate that meets its investment criteria. iCap Enterprises has invested significant resources to build the technology and infrastructure needed to manage large amounts of noteholders, capital, and real estate. The number of employees who manage this infrastructure will grow as the capital under management increases.

The Manager and its affiliates have never been denied a license to practice a trade or business or ever experienced an event of bankruptcy, receivership, assignment for the benefit of creditors or similar proceeding.

The “Prior Performance Summary” section of our prospectus, as supplemented, which forms a part of our effective registration statement on Form S-11, as amended (File Nos. 333-236458) (“Prospectus to our Registration Statement”) contains a discussion of the programs previously offered by our sponsor, iCap Enterprises, including certain executive officers and directors. Certain financial results and other information relating to such programs with investment objectives similar to ours are also provided in the “Prior Performance Tables” included as Appendix A to our Prospectus to our Registration Statement. The prior performance of the programs previously sponsored by iCap Enterprises is not necessarily indicative of the results that we will achieve. For example, our prior programs were privately offered and did not bear the additional costs associated with being a publicly held entity.

Investment Experience

As a newly formed investment vehicle, iCap Vault 1, LLC has no operating or prior performance history. Vault Holding 1, LLC has not commenced operations and has no assets and liabilities. The information presented in this section represents the limited historical experience of the principals of the Manager and its affiliates. Prospective investors in the Company should not rely on the information below as being indicative of the types of investments the Company may make or of the types of returns the Company’s investments may generate. Prospective investors should not assume that the Company will experience returns, if any, comparable to those described herein.

iCap Enterprises has significant prior experience in investing in single-family, multi-family, light commercial and land development properties. Although this annual report refers to “iCap Enterprises” as though it were an entity capable of taking action, prospective investors should bear in mind that such references are intended to refer to the business activities undertaken by one or more of the companies constituting a part of this affiliated group of companies. The Company will not acquire an interest in any of iCap Enterprises’ affiliated entities, but may benefit from their collective experience, inasmuch as those entities, as well as their respective employees, will be available to assist the Manager, and therefore the Company, as it conducts its business.

Management Fees; Transactions with Related Parties

In return for the provision of the services by the Manager to iCap Vault 1, LLC and Vault Holding 1, LLC and for the other actions of the Manager under the Operating Agreements, iCap Vault 1, LLC will pay iCap Vault Management, LLC an annual management fee (“Management Fee”) equal to (i) 1.30% of the outstanding aggregate principal balances of the registered Notes and (ii) 1.00% of the outstanding aggregate principal balance of the privately placed secured demand notes offered pursuant to that certain Private Placement Memorandum of the Company dated October 1, 2018 (“Private Placement Notes”). The Management Fee will be paid in arrears on the last day of each calendar quarter and will be calculated on the average daily outstanding principal balances of the Notes and Private Placement Notes during the applicable quarter.

Prior to January 1, 2020, certain shared operating expenses of the Company’s affiliated entities were allocated to the Company. The affiliated entities include iCap Equity, LLC and iCap PNW Management LLC. These allocations were based on several factors including size of notes payable, number of individual investors, and term of operations with an allocation period. Effective January 1, 2020, management decided to increase the Management Fee from 1.00% to 1.30% of outstanding aggregate principal balances of the Notes in lieu of allocating expenses from affiliated entities to the Company. Therefore, when the Company issues the registered Notes, the management fee paid by the Company shall be 1.30% of outstanding aggregate principal balances of the Notes. The management fee of 1.00% of the outstanding aggregate principal balance of the Private Placement Notes will remain the same. The Manager or an affiliate of the Manager may elect to pay any Company expenses, in which event the Company will reimburse such party for those out-of-pocket costs. The amount of reimbursable cost incurred to date is approximately $392,000. Additionally, in the event any personnel of the Manager or its affiliates perform any professional service for the Company, the Company shall pay the Manager or such affiliate(s) for such services at rates that are no higher than is standard in the market.

The Manager may charge the Company or any of its subsidiaries an underwriting fee to cover the costs of due diligence and underwriting involved in closing a real estate purchase or disposition. The underwriting fee will be paid at the time of purchase or disposition, will be non-refundable, and is expected to generally be less than $10,000 per transaction. Additionally, in the event the Company or the Manager acquires or becomes an affiliate of a real estate brokerage company, the Company may pay customary brokerage fees to such entity for the acquisition or disposition of the Company’s assets.

If the Manager, or an affiliate of the Manager or the Company, guarantees, whether personally or otherwise, a loan, bond or other obligation of the Company, a holding company, or a Portfolio SPE, that guarantor will be entitled to receive from the benefiting entity an annual fee equal to 1% of the total amount of the credit facility, bond amount, or other obligation that is the subject of the guarantee.

Under the Operating Agreements, the Company, in the sole discretion of the Manager, in the event there are Available Funds, may make distributions thereof (“Distributions”) to Members on a pro rata basis in accordance with the members’ membership interests at any time. “Available Funds” means the Company’s cash, including cash from loan proceeds, Note proceeds, and gross cash receipts from operations, which includes the excess of Net Income, less the sum of: (1) payments of principal, interest, charges and fees pertaining to any of the Company’s indebtedness; (2) costs and expenses incurred in the conduct of the Company’s business; and (3) amounts reserved to meet the reasonable needs of the Company’s business. Additionally, the Company may in its discretion make in-kind distributions, which would not be subject to availability of Available Funds. Notwithstanding anything in the Operating Agreements to the contrary, no Member may receive a Distribution to the extent that, after giving effect to the Distribution, all known and currently existing liabilities of the Company outstanding as of the date of such Distribution (other than to a Member on account of its Membership Interests and liabilities for which the recourse of creditors is limited to specific property of the Company) including the principal amounts due to noteholders, exceed the Fair Value (as defined in the Operating Agreements) of the assets of the Company (except that property that is subject to a liability for which the recourse of the creditors is limited to such property shall be included in the assets of the Company only to the extent the Fair Value of such property exceeds that liability). In the event of a Distribution to a Member that would be deemed violative of applicable law, the applicable Member may be required to return such Distribution to the Company. Notwithstanding the foregoing, within ninety (90) days of the end of each Fiscal Year or such later date at which the Company’s accountants have completed their tax preparation for the Company, the Company shall make a Distribution to each holder of Units in an amount necessary to cover any taxes due from such Unit holder to federal, state or local tax authorities, as a result of his/her/its holding Units of the Company (“Tax Distribution”). The Tax Distribution is a required annual payment of the Company, and if the Company has insufficient cash to make the Tax Distribution when due, the Manager is authorized to borrow, including against the assets of the Company or those of its subsidiaries, or liquidate certain assets of the Company or those of its subsidiaries, to meet such obligations. The Manager may engage one or more affiliates or third parties to provide the Manager’s services. The Manager shall, to the extent it determines that it would be advisable in connection with its management of the Company, arrange for and coordinate the services of other professionals, experts and consultants to provide any or all of the management services, in which case, the costs and expenses of such third parties for providing such services shall be borne by the Manager other than as set forth in the Operating Agreements. The Manager will not charge the Company any additional fees with respect to these outsourced services, but the Manager will be entitled to reimbursement for these third-party costs incurred in connection with such Services.

Edge Construction, LLC, an affiliated general contractor, is expected to provide general contracting services, including those related to new construction of and rehabilitation of real estate projects, and is expected to receive a fee sufficient to cover the costs of a project plus a 10% mark-up. Costs of a project include costs of project management, supervision, materials and labor, each of which will be billed at hourly rates, which are currently between $30 and $180 per hour. We believe this fee structure represents typical market rates and mark-ups charged by contractors.

iCap Enterprises is expected to provide consulting services, as well as accounting and administrative support at hourly rates which are currently between $30 and $200 per hour.

On September 30, 2020, iCap Enterprises, the sole member of iCap Vault, LLC, assumed a debt of iCap Vault 1, LLC to iCap Investments, LLC, an affiliate of iCap Vault 1, LLC and iCap Vault, LLC, in the amount of $385,000. This assumption of debt constituted a part of the $1,535,000 capital contribution to iCap Vault, LLC from iCap Enterprises; concurrently, iCap Vault, LLC made a $1,535,000 capital contribution to iCap Vault 1, LLC.

Effective October 13, 2020, Holding made a loan to Colpitts Sunset, LLC, an affiliated entity, in the amount of $864,032, in exchange for a promissory note secured by a deed of trust on property owned by Colpitts Sunset, LLC and bearing interest of 10% per annum. Effective January 14, 2021, Holding amended and restated its promissory note from Colpitts Sunset, LLC, extending the maturity date to June 30, 2021 and increasing the total principal balance to a maximum of $1,500,000. iCap Vault 1, LLC provided Holding, a directly wholly-owned subsidiary of iCap Vault 1, LLC and sister company to Holding 1, the funds through an investment in Holding.

Registered Public Notes Offering

We have registered a public offering (“Registered Offering”) of up to $500,000,000 aggregate principal amount of our Notes to fund our investment and operational activities. However, we have not engaged in the offer and sale of Notes under the Registration Statement as of yet as we are establishing our distribution strategy and seeking a no objection letter from FINRA, which has not yet been granted. We expect to use the net proceeds from the Registered Offering to pay for our operating costs, including on-going legal and accounting fees, finance costs associated with acquiring primarily multifamily properties and single-family residences, and costs associated with broker price opinions, title reports, recording fees, accounting costs and legal fees.

Governmental Regulations

Our planned real property investments are subject to various federal, state and local laws, ordinances and regulations, including, among other things, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution and indirect environmental impacts such as increased motor vehicle activity. Any properties in which the Company invests are subject to a variety of risks that will be outside of the Company’s control, including delays in obtaining entitlements, permits, and other governmental approvals.

Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of certain hazardous substances released on or in its property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. The presence of hazardous substances may adversely affect the owner’s ability to sell such real estate or to borrow funds using such real estate as collateral. Before making a portfolio investment, the Company may undertake such environmental due diligence as it considers appropriate under the circumstances to assess the potential environmental risks. Such investigation could include the review of all available environmental reports, such as Phase I studies. No assurance can be given that such due diligence will identify all potential environmental problems. Moreover, to the extent that the portfolio investment’s site had environmental contamination not detected prior to the Company’s acquisition of that property, or subsequent environmental contamination were to occur, remedial efforts, if any, the Company undertakes may not be sufficient to eliminate potential liability, and, as a consequence, the Company may incur environmental clean-up costs or be subject to liability exposure that may reduce the net profits of the Company. While we do not believe that compliance with existing environmental laws will have a material adverse effect on our financial condition or results of operations, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties in which we plan to hold an interest.

Under the Americans With Disabilities Act of 1990 (“ADA”), all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. A number of additional federal, state and local laws exist that may require modification to existing properties to allow disabled persons to access such facilities. Most of the properties the Company considers will likely be in compliance with the present access requirements. If, however, the properties the Company acquires are not in compliance with the ADA, the Company will be required to make modifications to the properties to bring them into compliance or face the possibility of an imposition of fines or an award of damages to private litigants. In addition, further legislation may impose additional burdens or restrictions related to access by disabled persons, and the cost of compliance could be substantial.

Private Placements

Private Placements during 2018 – Notes

During the period from July 30, 2018 (inception) through December 31, 2018, we issued $370,869 aggregate principal amount of 2% Secured Demand Notes (“2018 Private Placement Notes”) to accredited investors in a private placement under Rule 506(c) of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”).

Private Placements during 2019 – Notes

During the year ended December 31, 2019, we issued $13,638,437 aggregate principal amount of 2% Secured Demand Notes (“2019 Private Placement Notes”) to accredited investors in a private placement under Rule 506(c) of Regulation D of the Securities Act.

Private Placements during 2020 – Notes

During the year ended December 31, 2020, we issued $8,789,282 aggregate principal amount of 2% Secured Demand Notes (“2020 Private Placement Notes”) to accredited investors in a private placement under Rule 506(c) of Regulation D of the Securities Act.

Private Placements during 2021 - Notes

We are currently conducting a private placement of up to $500,000,000 to fund our investment and operational activities in a transaction that is exempt from the registration requirements of the Securities Act pursuant to Regulation 506(c) and Regulation S of 2% Secured Demand Notes pursuant to which we have issued $7,818,508 during the period from January 1, 2021 through March 31, 2021 (“Current Private Placement Notes”; together with 2018 Private Placement Notes, 2019 Private Placement Notes and 2020 Private Placement Notes, collectively referred to as “Private Placement Notes”).

As of March 31, 2021, we have repaid the noteholders of the Private Placement Notes as a return of capital $22,221,792 of the principal and accrued interest of Private Placement Notes. As of March 31, 2021, we estimate the value of the aggregate outstanding principal amount and accrued interest estimated to be $8,493,183.

COVID-19

The Company’s operations may be affected by the ongoing outbreak of the coronavirus disease 2019 (COVID-19) which in March 2020, was declared a pandemic by the World Health Organization. The ultimate disruption which may be caused by the outbreak is uncertain; however, it may result in a material adverse impact on the Company’s financial position, operations and cash flows. Possible areas that may be affected include, but are not limited to, disruption to the Company’s ability to make investments through its subsidiaries, negative impact to revenue related to real estate holdings, negative impact on its workforce, unavailability of professional services and other resources, disruption to credit markets necessary for success of the Company’s business model, and the decline in value of assets held by the Company’s subsidiaries.

The supply of housing inventory in certain geographical areas may become further restricted through a shutdown of construction activity. Additionally, a moratorium on real estate transactions may be imposed in reaction to the pandemic. These housing market impacts may limit the Company’s ability to acquire or dispose of real estate assets.

General employment in the region may continue to suffer as the pandemic continues. Some local governments have proposed rent or eviction moratoria, or similar programs of rent abatement, in response to the sudden upturn in unemployment. Any of these factors could cause a future decline in the market rate for residential rentals negatively impacting the Company’s income and cash flow from its real estate holdings.

Employees of affiliated companies could be medically or mentally affected by the pandemic and may be required to continue to work remotely, particularly given potential for complete or partial school closures. This situation could cause of reduction in productivity or the inability to complete critical tasks for the Company.

As of the date of this filing, the Company has not experienced significant impact related to the COVID-19 pandemic.

Capital Contribution

In September 2020, iCap Vault, LLC received from its sole member, iCap Enterprises, a $1,535,000 capital contribution in the form of $1,150,000 in cash and an assumption by iCap Enterprises of iCap Vault 1, LLC’s indebtedness to an affiliate (iCap Investments, LLC) of $385,000. Concurrently, iCap Vault, LLC, the sole member of iCap Vault 1, LLC, made a $1,535,000 capital contribution to iCap Vault 1, LLC.

Affiliated Note Receivable

Effective October 13, 2020, Holding made a loan to Colpitts Sunset, LLC, an affiliated entity, in the amount of $864,032, in exchange for a promissory note secured by a deed of trust on property owned by Colpitts Sunset, LLC and bearing interest of 10% per annum. Effective January 14, 2021, Holding amended and restated its promissory note from Colpitts Sunset, LLC, extending the maturity date to June 30, 2021 and increasing the total principal balance to a maximum of $1,500,000. iCap Vault 1, LLC provided Holding, a directly wholly-owned subsidiary of iCap Vault 1, LLC and sister company to Holding 1, the funds through an investment in Holding.

Employees

As of March 31, 2021, we had no full-time employees and no part-time employees.  All of our day-to-day operations are administered by our Manager.

Available Information

The Company maintains a website at www.icapequity.com/vault. The information on the Company’s website is not incorporated herein by reference. The Company will make available, free of charge on its website, the most recent annual report on Form 10-K and subsequently filed quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company files such material with, or furnishes it to, the SEC.

The public may also read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. The SEC maintains, free of charge, an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS

Investment in our securities involves a number of substantial risks. You should not invest in our securities unless you are able to bear the complete loss of your investment. In addition to the risks and investment considerations discussed elsewhere in this Annual Report on Form 10-K, the following factors should be carefully considered by anyone purchasing our securities. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business could be harmed.

Below is a summary of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	We are an emerging growth company with a limited operating history.

●	We have a history of operating losses.

●	Our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the audited consolidated financial statements for the years ended December 31, 2020 and 2019.

●	The Manager will manage the day to day operations of the Company. Noteholders will have no voting rights and no control over the Company.

●	Control of the Company is vested in the Manager.

●	The Manager’s conflicts of interest may result in transactions unfavorable to the Company.

●	The Board of Managers of the Manager, which has complete control over the Company, does not have a majority of independent managers on its Board and the Manager has not voluntarily implemented various corporate governance measures, in the absence of which equity holders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

●	Since we do not set aside funds in a sinking fund to repay the Notes, you could lose all or a part of your investment if we do not have enough cash to pay from cash flows from operations and our other two sources of funds, including available cash reserves (of up to 10% of the outstanding principal balance, subject to increase by the Company) and credit facilities from commercial banks and non-bank lending sources.

●	We may not be able to meet all of the payment demands of the noteholders if a large number of noteholders desires to be repaid or if we do not have the liquidity to meet such demands.

●	We may require additional financing, such as bank loans, outside of our registered public offering (“Registered Offering”) in order for our operations to be successful.

●	Public health epidemics or outbreaks (such as the novel strain of coronavirus (COVID-19)) could adversely impact our business.

●	We have not conducted any income-producing activities and as such have not generated any revenue since inception.

●	Investments in real estate and real estate related assets are speculative and we will be highly dependent on the performance of the real estate market.

●	Competition in our industry is intense.

●	The Company does not currently own any real estate assets.

We encourage you, however, to read the full risk factors presented below.

General Risks Related to Our Business

We have a history of operating losses and our auditors have indicated that there is a substantial doubt about our ability to continue as a going concern.

For the years ended December 31, 2020 and 2019, we generated no revenues, reported a net loss of $1,121,160 and $266,555, respectively, and cash flow used in operating activities of $1,323,486 and $71,897, respectively. As of December 31, 2020, we had member’s deficit of $142,592. We anticipate that we will continue to report losses and negative cash flow. Such losses have historically required us to seek capital contributions from iCap Vault, LLC, our sole member, and additional funding through the issuance of debt securities. Our long-term success is dependent upon among other things, achieving positive cash flows from operations and if necessary, augmenting such cash flows using external resources to satisfy our cash needs. However, we may be unable to achieve these goals and actual results could differ from our estimates and assumptions; accordingly, we may have to supplement our cash flow, by debt financing or sales of equity securities. There can be no assurance that we will be able to obtain additional funding, if needed, on commercially reasonable terms, or at all.

As a result of our recurring losses, limited cash and no source of revenue sufficient to cover our cost of operation and other factors, our independent auditors issued an audit opinion with respect to our consolidated financial statements for the years ended December 31, 2020 and 2019 that indicated that there is a substantial doubt about our ability to continue as a going concern.

Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These adjustments would likely include substantial impairment of the carrying amount of our assets and potential contingent liabilities that may arise if we are unable to fulfill various operational commitments. In addition, the value of our securities would be greatly impaired. Our ability to continue as a going concern is dependent upon generating sufficient cash flow from operations and obtaining additional capital and financing, including funds to be raised in our Registered Offering. If our ability to generate cash flow from operations is delayed or reduced and we are unable to raise additional funding from other sources, we may be unable to continue in business even if our Registered Offering is successful. For further discussion about our ability to continue as a going concern and our plan for future liquidity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Going Concern.”

We are an emerging growth company organized in July 2018 and have engaged in limited operations since then, which makes an evaluation of us extremely difficult. At this stage of our business operations, even with our good faith efforts, we may never become profitable or generate any significant amount of revenues, thus potential investors have a high probability of losing their investment.

We were organized in July 2018 and have engaged in limited operations since then. As a result of our limited operations we have (i) generated no revenues and (ii) will accumulate deficits due to organizational and start-up activities, business plan development, and professional fees since we organized. There is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our results will depend upon the availability of suitable investment opportunities for us and the performance of our Portfolio Investments. Our proposed operations are subject to all business risks associated with new enterprises. Our future operating results will depend on many factors, including our ability to raise adequate working capital, availability of properties for purchase, the level of our competition and our ability to attract and maintain key management and employees. If we fail to achieve our goals outlined, the Company may run out of money to run its operation and as such, the Company would need to raise additional working capital. Failure to do so could result in holders of the Notes losing part or all of their money invested.

Holding 1, the guarantor of the Notes, has the right to subordinate the guarantee of the Notes to those of a third-party lender, has no prior operating history and currently has no assets. There is no assurance that the guarantee of Holding 1 will be sufficient to fully pay the principal or interest on the Notes in the event of default, or that in such event, that the obligations of Holding 1 to the noteholders will not be subordinated to third-party lenders.

As a newly formed entity, Holding 1 has not commenced operations and has no operating or prior performance history. Additionally, Holding 1 has no assets as of the date of this annual report. As such, there is no underlying collateral held by Holding 1 as security for the full and unconditional guarantee of Holding 1 of the payment of principal and interest on the Notes. While it is intended that Holding 1 will have assets that provide underlying collateral for the guarantee of the Notes once iCap Vault 1, LLC receives sufficient proceeds from the Registered Offering and begins investing in real estate and real estate related assets through Holding 1, there is no guarantee this will occur. Further, we cannot assure you that any assets pledged by Holding 1 for the guarantee will be saleable or, if saleable, that there will not be substantial delays in their liquidation. Therefore, the current value of the guarantee of Holding 1 is not sufficient to fully pay the principal or interest on the Notes in the event of default.

Additionally, Holding 1 has the right to subordinate the obligations and guarantee of Holding 1 and the security interests pledged by Holding 1 to those of a third-party lender, if doing so is required by the lender to secure a loan for the benefit of Holding 1. If Holding 1 were to subordinate such guarantee to an obligation of such third-party lender, Holding 1’s obligation to pay the principal and interest on the Notes would be secondary to the obligations of Holding 1 to pay such lender – and, in such a situation, would reduce the likelihood the guarantee of Holding 1 would be sufficient to pay the principal and interest due to noteholders in the Registered Offering.

Public health epidemics or outbreaks could adversely impact our business.

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to several other countries and infections have been reported globally. The extent to which the coronavirus impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. In particular, the continued spread of the coronavirus globally could adversely impact our operations and could have an adverse impact on our business and our financial results. Possible areas that may be affected include, but are not limited to, disruption to the Company’s ability to make investments through its subsidiaries, negative impact to revenue related to real estate holdings, negative impact on its workforce, unavailability of professional services and other resources, disruption to credit markets necessary for success of the Company’s business model, and the decline in value of assets held by the Company’s subsidiaries. Some of the prior real estate programs managed by our sponsor, iCap Enterprises, described in our prospectus to our Registration Statement on Form S-11 (File No. 333-236458), filed with the SEC on February 14, 2020, as amended (“Prior Programs”), are in their investment and/or operational phase and have been similarly impacted by the COVID-19 pandemic, which may cause the Prior Programs to alter their investment strategy or generate returns lower than expected or ultimately incur losses.

Prior Programs of iCap Enterprises have suffered losses and do not have adequate value to repay all of their note investors’ principal balances.

The aggregate losses incurred by the Prior Programs on the sale of properties from 2017 through 2020 was $16,444,771 or 9.47% of the total amount of funds raised from investors in the Prior Programs during the 10 years ended December 31, 2020. The prior programs made real estate investments that involved a designated exit strategy for the repayment of the investment. They also raised capital through retail investment channels, which required high commissions to be paid to broker-dealers and financial advisors. The combination of these costs, together with the cost of the monthly interest payments to investors, resulted in the programs operating negatively for a period of time. Until the programs become positive through sufficient investment gains, the programs do not have adequate value to repay all of the investors their principal balances. If there is insufficient value in the underlying investment properties, the programs may not have enough capital to repay the principal balances when due. This could result in losses to investors or the need to pay off investors through a refinance of their debt, rather than a liquidation of the program’s real estate holdings. Access to sufficient additional debt may not be achievable in order to refinance as of the maturity date.

Our Manager will have complete control over the Company and will therefore make all decisions of which noteholders will have no control.

Our Manager shall make certain decisions without input by the noteholders. Such decisions may pertain to employment decisions, including our Manager’s compensation arrangements, the appointment of other officers and managers, and whether to enter into material transactions with related parties.

Control is vested in the Manager.

Control over all decisions affecting the Company, including decisions regarding the Portfolio Investments that are to be made, will be made by the Manager and its management team. Many material decisions, such as decisions regarding the purchase or sale of assets, the refinancing of Portfolio SPEs, whether to make an investment, and the incurrence of third-party-debt will be made without separate concurrence from noteholders. No assurance can be given that sufficient investment opportunities will be presented to the Company to deploy all of the capital available for investment.

The Manager’s conflicts of interest may result in transactions unfavorable to the Company and transactions with affiliated entities may be on less favorable terms possibly causing the Company to lose money.

The Manager and its affiliates may provide certain services to, and enter into transactions with, the Company, its holding companies or the Portfolio SPEs, provided that the terms are commercially reasonable. This limitation may not fully protect the Company or the Portfolio SPEs against the inherent conflicts of interest in these transactions. The transactions have not been, and will not be, subject to review by the noteholders, American Stock Transfer & Trust Company, LLC (the “Trustee”), the trustee under the indenture among iCap Vault 1, LLC, Holding 1, and the Trustee (the “Indenture”), Marketplace Realty Advisors, LLC (the “Collateral Agent,”) or an independent party. The transactions’ terms might not be as favorable to the Company as they would have been if the transaction had been with unrelated third parties. Moreover, the Company will not ask any third party to oversee the quality of the services that will be provided by the Manager and its affiliates. In addition, the Manager will be subject to potential conflicts of interest when choosing between investment opportunities for affiliated entities that may generate different fees for the Manager. Furthermore, transactions with affiliated entities, will not be executed at arms-length and therefore may be on terms less favorable than terms market conditions would allow for, possibly causing the company to lose money.

The Board of Managers of the Manager, which has complete control over the Company, does not have a majority of independent managers on its Board and the Manager has not voluntarily implemented various corporate governance measures, in the absence of which equity holders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

The Board of Managers of the Manager, which has complete control over the Company, does not have a majority of independent managers on its Board and the Manager has not voluntarily implemented various corporate governance measures, in the absence of which equity holders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

Federal legislation, including the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or the NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors’ independence, audit committee oversight, and the adoption of a code of ethics. The Board of Managers of the Manager, that has complete control over the Company, has not yet adopted any of these other corporate governance measures and since our securities are not yet listed on a national securities exchange, we are not required to do so. Our Board of Managers is comprised of non-independent managers. As a result, our Manager does not have independent managers on its Board of Managers.

The Board of Managers of the Manager has not adopted corporate governance measures such as an audit or other independent committee (such as a compensation committee or corporate governance and nominating committee) of its board of managers, as the Manager presently does not have independent managers on its Board of Managers. If the Manager expands its board membership in future periods to include additional independent managers, the Manager may seek to establish an audit and other committee of its Board of Managers. It is possible that if the Board of Managers of the Manager included independent managers and if the Manager were to adopt some or all of these corporate governance measures, equity holders would benefit from somewhat greater assurance that internal corporate decisions were being made by disinterested managers and that policies had been implemented to define responsible conduct. For example, at present in the absence of audit, nominating and compensation committees comprised of at least a majority of independent managers, decisions concerning matters such as compensation packages or employment contracts to our officers are made by managers who have an interest in the outcome of the matters being decided.

However, as a general rule, the board of managers, in making its decisions, determines first that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. The Manager executes the transaction between executive officers and the Company once approved by the Board of Managers.

Fees to Manager will be paid while interest and principal remain outstanding under the Notes.

Fees payable to the Manager will be paid while interest and principal remain outstanding under the Notes. The Management Fee is based on the outstanding principal balance of the Notes. The Manager will receive the Management Fee whether or not the Portfolio Investments operate profitably. These fees (like other operating expenses) reduce the amount of cash that otherwise would be available for payment of the Notes.

Negative publicity could adversely affect our business and operating results.

Negative publicity about our industry or the Company, even if inaccurate, could adversely affect our reputation and the confidence in our operations, which could harm our business and operating results. Harm to our reputation can arise from many sources, including employee misconduct, misconduct by our partners, outsourced service providers or other counterparties, failure by us or our partners to meet minimum standards of service and quality and compliance failures and claims.

Our anticipated growth could strain our personnel resources and infrastructure, and if we are unable to implement appropriate controls and procedures to manage our anticipated growth, we may not be able to successfully implement our business plan.

Our anticipated growth may place a strain on our management team and our financial and other resources. Such growth, if experienced, may expose us to greater costs and other risks associated with growth and expansion. We may be required to hire a broad range of additional employees, including other support personnel, among others, in order to successfully advance our operations. We may be unsuccessful in these efforts or we may be unable to project accurately the rate or timing of these increases.

This growth may place a strain on our management and operational resources. The failure to develop and implement effective systems or the failure to manage growth effectively could have a materially adverse effect on our business, financial condition, and results of operations. In addition, difficulties in effectively managing the budgeting, forecasting, and other process control issues presented by such a rapid expansion could harm our business, financial condition, and results of operations.

The Manager may retain and reinvest all or a portion of the revenue generated by, or proceeds of a sale of, a Portfolio Investment.

The Manager has the discretion to sell the properties the Company acquires and to use the cash proceeds from such sale (or cash proceeds from rental income) to, among other things, satisfy its obligations under the Notes, whether then due and payable, or other Company obligations, or to enter into new Portfolio Investments. The Manager intends to make new investments over the life of the Company. This will place investment returns at the risk of new investment opportunities and may delay payments of the principal balances.

Various factors could negatively impact the profitability of the Company’s Portfolio Investments.

The Company may obtain insurance policies for the Portfolio Investments that are commercially prudent given the local market and circumstances of the Portfolio Investments. However, certain losses are either uninsurable or may be insured only upon payment of prohibitively high insurance premiums. If any such loss should occur and the Portfolio Investments should be partially or totally destroyed, the Company may suffer a substantial loss of capital as well as profits. Even if the Company’s insurance policy provides coverage for the loss, the deductible for such policy may be so large that the Company will sustain a substantial uninsured loss as a result of a fire or other casualty.

Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of certain hazardous substances released on or in its property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. The presence of hazardous substances may adversely affect the owner’s ability to sell such real estate or to borrow funds using such real estate as collateral. Before making a Portfolio Investment, the Company may undertake such environmental due diligence as it considers appropriate under the circumstances to assess the potential environmental risks. Such investigation could include the review of all available environmental reports, such as Phase I studies. No assurance can be given that such due diligence will identify all potential environmental problems. Moreover, to the extent that the Portfolio Investment’s site had environmental contamination not detected prior to the Company’s acquisition of that property, or subsequent environmental contamination were to occur, remedial efforts, if any, the Company undertakes may not be sufficient to eliminate potential liability, and, as a consequence, the Company may incur environmental clean-up costs or be subject to liability exposure that may reduce the net profits of the Company.

Under the ADA, all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. A number of additional federal, state and local laws exist that may require modification to existing properties to allow disabled persons to access such facilities. Most of the properties the Company considers will likely be in compliance with the present access requirements. If, however, the properties the Company acquires are not in compliance with the ADA, the Company will be required to make modifications to the properties to bring them into compliance or face the possibility of an imposition of fines or an award of damages to private litigants. In addition, further legislation may impose additional burdens or restrictions related to access by disabled persons, and the cost of compliance could be substantial.

The real estate industry in general, and the multifamily, residential, and commercial sectors, in particular, are highly competitive, and the Company will be competing with numerous other entities, some having substantially greater financial resources and experience than the Company, in seeking attractive investment opportunities. Competition will reduce the number of suitable properties available for purchase and increase the bargaining power of sellers, inflating the purchase prices of the available Portfolio Investments or resulting in other less favorable terms to the purchasers.

The investment returns available from investments in real estate depend in large part on the amount of income earned and capital appreciation generated by the related properties, and the expenses incurred. In addition, a variety of other factors affect income from properties and real estate values, including governmental regulations, insurance, zoning, tax, interest rate levels and the availability of financing. When interest rates increase, the cost of acquiring, expanding or renovating real property increases and real property values may decrease as the number of potential buyers’ decreases. Similarly, as financing becomes less available, it becomes more difficult both to acquire and to sell real property. Any of these factors could have a material adverse impact on the Company’s results of operations or financial condition. In addition, real estate investments are difficult to sell quickly and the Company may not be able to adjust the Company’s portfolio of owned properties quickly in response to economic or other conditions in order to meet Note obligations. If the Company’s properties do not generate revenue sufficient to meet operating expenses, including debt service and capital expenditures, the Company’s income will be adversely affected.

We may not be able to make payments on the Private Placement Notes, which could have a material adverse effect on our financial condition.

As of December 31, 2020, we owed an aggregate of approximately $2,243,000 of principal and interest due under our Private Placement Notes. We have not, and will not contribute funds to a sinking fund to make interest or principal payments on the Private Placement Notes. If we are unable to repay these obligations when due, through cash flow from operations or other sources of funds (including possibly through the raising of additional capital), and we are otherwise unable to extend the maturity dates or refinance these obligations, we would be in default. We cannot provide any assurances that we will be able to (i) generate sufficient revenues to repay these obligations when due, (ii) raise the necessary amount of capital to repay these obligations when due, or (iii) extend the maturity dates or otherwise refinance these obligations. Upon a default under the Private Placement Notes, holders of the Private Placement Notes would have the right to exercise their rights and remedies to collect, which could have a material adverse effect on our financial condition and on our business.

There may be unanticipated obstacles to execution of our business plan.

Our proposed plan of operation and prospects will depend largely upon our ability to successfully establish the Company’s presence in a timely fashion, retain and continue to hire skilled management, technical, marketing, and other personnel, and attract and retain significant numbers of quality business partners and corporate clients. There can be no assurance that we will be able to successfully implement our business plan or develop or maintain future business relationships, or that unanticipated expenses, problems or technical difficulties which would result in material delays in implementation will not occur.

Information technology system failures or breaches of our network security could interrupt our operations and adversely affect our business.

We rely on our computer systems and network infrastructure across our operations. Our operations depend upon our ability to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, viruses and other disruptive problems. Any damage or failure of our computer systems or network infrastructure that causes an interruption in our operations could have a material adverse effect on our business and subject us to litigation or to actions by regulatory authorities.

We are continuing to develop our information technology capabilities, and if we are unable to successfully upgrade or expand our technological capabilities, we may not have the ability to take advantage of market opportunities, manage our costs and transactional data effectively, satisfy customer requirements, execute our business plan or respond to competitive pressures.

The failure to enforce and maintain our trademarks and protect our other intellectual property could materially adversely affect our business, including our ability to establish and maintain brand awareness.

The success of our business strategy depends on our continued ability to obtain and use trademarks and service marks in order to increase brand awareness and develop our branded products. If our efforts to protect our intellectual property are not adequate, or if any third-party misappropriates or infringes on our intellectual property, whether in print, on the internet or through other media, the value of our brands may be harmed, which could have a material adverse effect on our business, including the failure of our brands and branded products to achieve and maintain market acceptance. There can be no assurance that all of the steps we have taken to protect our intellectual property in the United States and in foreign countries will be adequate. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent, as do the laws of the United States.

Third-party claims with respect to intellectual property assets, if decided against us, may result in competing uses or require adoption of new, non-infringing intellectual property, which may in turn adversely affect sales and revenues.

There can be no assurance that third parties will not assert infringement or misappropriation claims against us, or assert claims that our rights in our trademarks, service marks, trade dress and other intellectual property assets are invalid or unenforceable. Any such claims could have a material adverse effect on us if such claims were to be decided against us. If our rights in any intellectual property were invalidated or deemed unenforceable, it could permit competing uses of intellectual property, which, in turn, could lead to a decline in our results of operations. If the intellectual property became subject to third-party infringement, misappropriation or other claims, and such claims were decided against us, we may be forced to pay damages, be required to develop or adopt non-infringing intellectual property or be obligated to acquire a license to the intellectual property that is the subject of the asserted claim. There could be significant expenses associated with the defense of any infringement, misappropriation, or other third-party claims.

We are different in some respects from other programs sponsored by iCap Enterprises, and therefore the past performance of such programs may not be indicative of our future results. In addition, iCap Enterprises has limited experience in acquiring and operating certain types of real estate investments that we may acquire.

We are iCap Enterprises’ first publicly-offered real estate program. All of the previous real estate investment programs of iCap Enterprises and its affiliates were conducted through privately-held entities not subject to either the up-front commissions, fees and expenses associated with our Registered Offering or all of the laws and regulations that govern us, including reporting requirements under the federal securities laws and tax and other regulations applicable to us.

The past performance of other real estate programs sponsored by iCap Enterprises or its affiliates may not be indicative of our future results, and we may not be able to successfully operate our business and implement our investment strategy, which may be different in a number of respects from the operations previously conducted by iCap Enterprises. In addition, iCap Enterprises has limited experience in operating and managing real estate investments that we may acquire. For example, most of the prior real estate programs of iCap Enterprises consisted of real estate construction and development projects. Therefore, we may need to use third parties to source or manage investments in which iCap Enterprises has limited experience. Although we are able to invest in development projects, we do not anticipate that a significant portion of the proceeds from our Registered Offering will be invested in development projects. As a result of all of these factors, you should not rely on the past performance of other real estate programs sponsored by iCap Enterprises and its affiliates to predict, or as an indication of, our future performance.

We depend on certain officers of the Manager, the loss of whom could materially harm our business.

We rely upon the accumulated knowledge, skills and experience of the officers and personnel of our Manager and its affiliates. If they were to leave the Manager or become incapacitated, we might suffer in our planning and execution of business strategy and operations, impacting our brand and financial results. We also do not maintain any key man life insurance policies for any such persons.

We are exposed to the risk of natural disasters, unusual weather conditions, pandemic outbreaks, political events, war and terrorism that could disrupt business and result in lower sales, increased operating costs and capital expenditures.

Our headquarters and company-operated locations, as well as certain of our vendors and customers, are located in areas which have been and could be subject to natural disasters such as floods, hurricanes, tornadoes, fires or earthquakes. Adverse weather conditions or other extreme changes in the weather, including resulting electrical and technological failures, may disrupt our business and may adversely affect our ability to continue our operations. These events also could have indirect consequences such as increases in the costs of insurance if they result in significant loss of property or other insurable damage. Any of these factors, or any combination thereof, could adversely affect our operations.

Members of our Manager will have other business interests and obligations to other entities.

None of the members and officers of the Manager will be required to manage the Company as their sole and exclusive function and they may have other business interests and may engage in other activities in addition to those relating to the Company, provided that such activities do not otherwise breach their agreements with the Company. We are dependent on these persons to successfully operate the Company. Their other business interests and activities could divert time and attention from operating the Company.

As an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), we are permitted to rely on exemptions from certain disclosure requirements.

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

●	have an auditor report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

●	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditors’ report providing additional information about the audit and the consolidated financial statements (i.e., an auditor discussion and analysis);

●	submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay” and “say-on-frequency”; and

●	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

In addition, Section 102 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our consolidated financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would occur if the market value of our membership interests that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Until such time, however, we cannot predict if investors will find our securities less attractive because we may rely on these exemptions. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the price of our securities may be more volatile.

If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports which may have an adverse effect on the value of our securities.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Further, we are required to report any changes in internal controls on a quarterly basis. In addition, we are required to furnish a report by management on the effectiveness of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We will test the internal control over financial reporting required to comply with these obligations. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of its internal control over financial reporting if and when required, investors may lose confidence in the accuracy and completeness of our financial reports and the value of our securities could be negatively affected. We also could become subject to investigations by the Securities and Exchange Commission (the “SEC”) or other regulatory authorities, which could require additional financial and management resources.

As an emerging growth company, our auditor is not be required to attest to the effectiveness of our internal controls.

Our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting while we are an emerging growth company. This means that the effectiveness of our financial operations may differ from our peer companies in that they may be required to obtain independent registered public accounting firm attestations as to the effectiveness of their internal control over financial reporting and we are not. While our management will be required to attest to internal control over financial reporting and we will be required to detail changes to our internal controls on a quarterly basis, we cannot provide assurance that the independent registered public accounting firm’s review process in assessing the effectiveness of our internal control over financial reporting, if obtained, would not find one or more material weaknesses or significant deficiencies. Further, once we cease to be an emerging growth company and cease to be a smaller reporting company (as described below), we will be subject to independent registered public accounting firm attestation regarding the effectiveness of our internal control over financial reporting. Even if management finds such controls to be effective, our independent registered public accounting firm may decline to attest to the effectiveness of such internal controls and issue a qualified report.

We believe we are considered a smaller reporting company and are exempt from certain disclosure requirements, which could make our securities less attractive to potential investors.

Rule 12b-2 of the Exchange Act defines a “smaller reporting company” as an issuer that is not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent that is not a smaller reporting company and that:

●	had a public float of less than $250 million as of the last business day of its most recently completed second fiscal quarter, computed by multiplying the aggregate worldwide number of shares of its voting and non-voting common equity held by non-affiliates by the price at which the common equity was last sold, or the average of the bid and asked prices of common equity, in the principal market for the common equity; or

●	in the case of an initial registration statement under the Securities Act or the Exchange Act, for shares of its common equity, had a public float of less than $250 million as of a date within 30 days of the date of the filing of the registration statement, computed by multiplying the aggregate worldwide number of such shares held by non-affiliates before the registration plus, in the case of a Securities Act registration statement, the number of such shares included in the registration statement by the estimated public offering price of the shares; or

●	in the case of an issuer whose public float as calculated under paragraph (1) or (2) of this definition was zero or whose public float was less than $700 million, had annual revenues of less than $100 million during the most recently completed fiscal year for which audited financial statements are available.

As a smaller reporting company, we are not required and may not include a Compensation Discussion and Analysis section in our proxy statements and we will provide only two years of financial statements. We also will have other “scaled” disclosure requirements that are less comprehensive than issuers that are not smaller reporting companies which could make our securities less attractive to potential investors, which could make it more difficult for our security holders to sell their securities.

We incur significant increased costs as a result of operating as a public company, and our management is required to devote substantial time to public company compliance requirements.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act imposes various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls. Our management and other personnel must devote a substantial amount of time to these compliance requirements. Moreover, these rules and regulations result in increased legal and financial compliance costs and make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. In addition, we will be required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting the later of our second annual report on Form 10-K or the first annual report on Form 10-K following the date on which we are no longer an emerging growth company or a smaller reporting company. Our compliance with Section 404 of the Sarbanes-Oxley Act requires that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge . If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the value of our securities could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Our ability to successfully implement our business plan and comply with Section 404 requires us to be able to prepare timely and accurate financial statements. We expect that we will need to continue to improve existing, and implement new operational and financial systems, procedures and controls to manage our business effectively. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, may cause our operations to suffer and we may be unable to conclude that our internal control over financial reporting is effective and to obtain an unqualified report on internal controls from our auditors as required under Section 404 of the Sarbanes-Oxley Act. This, in turn, could have an adverse impact on value of our securities, and could adversely affect our ability to access the capital markets.

Risks Related to the Real Estate Business in General

The profitability of attempted acquisitions is uncertain.

We intend to acquire properties selectively. Acquisition of properties entails risks that investments will fail to perform in accordance with expectations. In undertaking these acquisitions, we will incur certain risks, including the expenditure of funds on, and the devotion of management’s time to, transactions that may not come to fruition. Additional risks inherent in acquisitions include risks that the properties will not achieve anticipated sales price or occupancy levels and that estimates of the costs of improvements to bring an acquired property up to standards established for the market position intended for that property may prove inaccurate. Expenses may be greater than anticipated.

The illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties.

Real estate investments are relatively illiquid. As a result, we may not be able to sell a property or properties quickly or on favorable terms in response to changing economic, financial and investment conditions when it otherwise may be prudent to do so. Deteriorating conditions in the U.S. economy and credit markets may make it difficult to sell properties at attractive prices. We cannot predict whether we will be able to sell any property for the price or on the terms set by us or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. We may be required to expend funds to correct defects or to make improvements before a property can be sold, and we cannot provide any assurances that we will have funds available to correct such defects or to make such improvements. Our inability to dispose of assets at opportune times or on favorable terms could adversely affect our cash flows and results of operations.

Rising expenses could reduce cash flow and funds available for future acquisitions.

Our properties will be subject to increases in tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance, administrative and other expenses. If we are unable to lease properties on a basis requiring the tenants to pay all or some of the expenses, we would be required to pay those costs, which could adversely affect funds available for future acquisitions or cash available for distributions.

Many real estate costs are fixed, even if income from our properties decreases.

Many real estate costs, such as real estate taxes, insurance premiums and maintenance costs, generally are not reduced even when a property is not fully occupied, rental rates decrease, a tenant fails to pay rent or other circumstances cause a reduction in property revenues. In addition, newly acquired properties may not produce significant revenues immediately, and the property’s operating cash flow may be insufficient to pay the operating expenses and debt service associated with these new properties. If we are unable to offset real estate costs with sufficient revenues across our portfolio, our financial performance and liquidity could be materially and adversely affected.

If we purchase assets at a time when the single family, multifamily, or commercial real estate market is experiencing substantial influxes of capital investment and competition for properties, the real estate we purchase may not appreciate or may decrease in value.

The multifamily real estate markets are currently experiencing a substantial influx of capital from investors worldwide. This substantial flow of capital, combined with significant competition for real estate, may result in inflated purchase prices for such assets. To the extent we purchase real estate in such an environment, we are subject to the risk that if the real estate market ceases to attract the same level of capital investment in the future as it is currently attracting, or if the number of companies seeking to acquire such assets decreases, our returns will be lower and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets.

A single family, multifamily, or commercial property’s income and value may be adversely affected by national and regional economic conditions, local real estate conditions such as an oversupply of properties or a reduction in demand for properties, availability of “for sale” properties, competition from other similar properties, our ability to provide adequate maintenance, insurance and management services, increased operating costs (including real estate taxes), the attractiveness and location of the property and changes in market rental rates. Our income will be adversely affected if a significant number of tenants are unable to pay rent or if our properties cannot be rented on favorable terms. Our performance is linked to economic conditions in the regions where our properties will be located and in the market for multifamily space generally. Therefore, to the extent that there are adverse economic conditions in those regions, and in these markets generally, that impact the applicable market rents, such conditions could result in a reduction of our income and cash available for distributions and thus affect the amount of distributions we can make to you.

We will depend in part on tenants for some of our revenue and therefore our revenue will depend on the success and economic viability of our tenants.

We will depend in part on income from tenants. Our financial results will depend in part on leasing space in the properties or the full properties we acquire to tenants on economically favorable terms.

In the event of a tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. A default, of a substantial tenant or number of tenants at any one time, on lease payments to us would cause us to lose the revenue associated with such lease(s) and cause us to have to find an alternative source of revenue to meet mortgage payments and prevent a foreclosure if the property is subject to a mortgage. Therefore, lease payment defaults by tenant(s) could cause us to lose our investment.

We may not make a profit if we sell a property.

The prices that we can obtain when we determine to sell a property will depend on many factors that are presently unknown, including the operating history, tax treatment of real estate investments, demographic trends in the area and available financing. There is a risk that we will not realize any significant appreciation on our investment in a property. Accordingly, your ability to recover all or any portion of your investment under such circumstances will depend on the amount of funds so realized and claims to be satisfied therefrom.

If the Company is not as successful with the Registered Offering as desired, it may not acquire as diversified a portfolio as is planned.

It is not known how many Portfolio Investments the Company will be able to obtain, or the number of opportunities that will be presented by the market for it to evaluate. The number of Portfolio Investments ultimately made by the Company will depend primarily upon the capital raised through the Registered Offering, the availability of suitable Portfolio Investments, the number of investors who choose to withdraw their funds through demand notices, and the extent to which the Manager arranges for Portfolio Investments to be held with co-investors. There is no certainty as to the number of Portfolio Investments that the Company ultimately will be able to obtain, and since one of the Company’s objectives is diversification, no assurance can be given as to the Company’s achievement of that objective.

Competition for acquisitions may result in fewer acquisition opportunities and increased prices for properties, which may impede our growth and materially and adversely affect us.

Our growth depends in part on our ability to identify attractive real estate investment opportunities that are compatible with our acquisition strategy. We may not be successful in identifying such investment opportunities or in consummating acquisitions on favorable terms, if at all. In addition, we can provide no assurances regarding the availability of, or our ability to source and close, off-market or limited-market deals. Failure to identify or consummate acquisitions on favorable terms, or at all, would impede our growth and materially and adversely affect us.

Further, we face significant competition for attractive investment opportunities from an indeterminate number of other real estate investors, including investors with significantly greater capital resources and access to capital than we have, such as commercial developers, real estate companies, and foreign investors that operate in the markets in which we may operate, that will compete with us in acquiring residential, commercial, and other properties that will be seeking investments and tenants for these properties. Moreover, if current market conditions deteriorate resulting in depressed real estate values, owners of real estate may be reluctant to sell, resulting in fewer acquisition opportunities. As a result of such increased competition and limited opportunities, we may be unable to acquire additional properties as we desire or the purchase price of such properties may be significantly elevated, which may impede our growth and materially and adversely affect us.

In addition, our properties may be located in close proximity to other properties that will compete against our properties for tenants. Many of these competing properties may be better located and/or appointed than the properties that we will acquire, giving these properties a competitive advantage over our properties, and we may, in the future, face additional competition from properties not yet constructed or even planned. This competition could adversely affect our business. The number of competitive properties could have a material effect on our ability to rent space at our properties and the amount of rents charged. We could be adversely affected if additional competitive properties are built in locations competitive with our properties, causing increased competition for residential renters. In addition, our ability to charge premium rental rates to tenants may be negatively impacted. This increased competition may increase our costs of acquisitions or lower the occupancies and the rent we may charge tenants. This could result in decreased cash flow from tenants and may require us to make capital improvements to properties which we would not have otherwise made.

We may not have control over costs arising from rehabilitation or ground up construction of properties.

We may elect to acquire properties which may require rehabilitation or even be from the “ground up,” meaning that we purchase the land and implement a plan to construct a multifamily building, single family residence or commercial building on the land. In particular, we may acquire affordable properties that we will rehabilitate and convert to market rate properties. We may also purchase land, entitle the land for a multifamily building, single family residence or commercial building (if that is not already provided), architect a multifamily building, single family residence, or commercial building and build a brand new multifamily building, single family residence, or commercial building. Consequently, we intend to retain independent general contractors to perform the actual physical rehabilitation and/or construction work and will be subject to risks in connection with a contractor’s ability to control rehabilitation and/or construction costs, the timing of completion of rehabilitation and/or construction, and a contractor’s ability to build in conformity with plans and specification.

Inventory or available properties might not be sufficient to realize our investment goals.

We may not be successful in identifying suitable real estate properties or other assets that meet our acquisition criteria, or consummating acquisitions or investments on satisfactory terms. Failures in identifying or consummating acquisitions would impair the pursuit of our business plan. Members ultimately may not like the location, lease terms or other relevant economic and financial data of any real properties, other assets or other companies that we may acquire in the future. Moreover, our acquisition strategy could involve significant risks that could inhibit our growth and negatively impact our operating results, including the following: increases in asking prices by acquisition candidates to levels beyond our financial capability or to levels that would not result in the returns required by our acquisition criteria; diversion of management’s attention to expansion efforts; unanticipated costs and contingent or undisclosed liabilities associated with acquisitions; failure of acquired businesses to achieve expected results; and difficulties entering markets in which we have no or limited experience.

The consideration paid for our target acquisition may exceed fair market value, which may harm our financial condition and operating results.

The consideration that we pay will be based upon numerous factors, and the target acquisition may be purchased in a negotiated transaction rather than through a competitive bidding process. We cannot assure anyone that the purchase price that we pay for a target acquisition or its appraised value will be a fair price, that we will be able to generate an acceptable return on such target acquisition, or that the location, lease terms or other relevant economic and financial data of any properties that we acquire will meet acceptable risk profiles. We may also be unable to lease vacant space or renegotiate existing leases at market rates, which would adversely affect our returns on a target acquisition. As a result, our investments in our target acquisition may fail to perform in accordance with our expectations, which may substantially harm our operating results and financial condition.

The failure of our properties to generate positive cash flow or to appreciate in value would harm our financial condition and operating results.

There is no assurance that our real estate investments will appreciate in value or will ever be sold at a profit. The marketability and value of the properties will depend upon many factors beyond the control of our management. There is no assurance that there will be a ready market for the properties, since investments in real property are generally non-liquid. The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by it, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Moreover, we may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure any person that we will have funds available to correct those defects or to make those improvements. In acquiring a property, we may agree to lockout provisions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These lockout provisions would restrict our ability to sell a property. These factors and any others that would impede our ability to respond to adverse changes in the performance of our properties could significantly harm our financial condition and operating results.

Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties and harm our financial condition.

Because real estate investments are relatively illiquid, our ability to promptly sell one or more properties or investments in our portfolio in response to changing economic, financial and investment conditions may be limited. In particular, these risks could arise from weakness in or even the lack of an established market for a property, changes in the financial condition or prospects of prospective purchasers, changes in national or international economic conditions, and changes in laws, regulations or fiscal policies of jurisdictions in which the property is located. We may be unable to realize our investment objectives by sale, other disposition or refinance at attractive prices within any given period of time or may otherwise be unable to complete any exit strategy. An exit event is not guaranteed and is subject to the Manager’s discretion.

Markets in which the Company is anticipated to invest are subject to a high degree of volatility and, therefore, the Company’s performance may be volatile.

The Company’s business will involve a high degree of financial risk. Markets in which the Company is anticipated to invest are subject to a high degree of volatility and therefore the Company’s performance may be volatile. There can be no assurance that the Company’s investment objective will be realized or that investors will receive a full return of their investment. The Manager in its sole discretion may employ such investment strategies and methods as it determines to adopt.

Real estate development projects are subject to numerous risks outside the Company’s control such as delays in permitting and other governmental approvals, increased costs, and labor shortages.

Any properties in which the Company invests relating to real estate development projects are subject to a variety of risks that will be outside of the Company’s control, including delays in obtaining entitlements, permits, and other governmental approvals. Development projects may also take longer than anticipated, increasing the time that part or all of the residential or commercial units are not available for rent or sale, and thus lowering the property’s cash flow or other income potential. Strong demand for skilled laborers and contractors may result in labor shortages and contractor unavailability, delaying project schedules and/or increasing costs. The costs of construction have increased dramatically during recent years and may continue to increase. The Company may enter into contracts to purchase properties before they are finished, and the foregoing risks could adversely impact the purchase prices, valuations, or closing dates of those properties. Although the Manager will not undertake such transactions without reviewing detailed budgets, such budgets may understate the expense.

The volatile credit and capital markets could have a material adverse effect on our financial condition.

Our ability to manage our future debt and liquidity will be dependent on our level of positive cash flow. An economic downturn may negatively impact our cash flows. Credit and capital markets can be volatile, which could make it more difficult for us to refinance our debt or to obtain additional debt or equity financings in the future. Such constraints could increase our costs of borrowing and could restrict our access to other potential sources of future liquidity. Our failure to have sufficient liquidity to make interest and other payments required by our debt or our Notes could result in a default of such debt or the Notes and acceleration of our borrowings, which would have a material adverse effect on our business and financial condition.

A prolonged economic downturn could materially affect us in the future.

The recession from late 2007 to mid-2009 reduced consumer confidence to historic lows, impacting the public’s ability and desire to spend discretionary dollars as a result of job losses, home foreclosures, significantly reduced home values, investment losses, bankruptcies and reduced access to credit, resulting in lower levels of customer traffic. If the economy experiences another significant decline, our business and results of operations could be materially adversely affected.

Risks Related to Financing

We might obtain lines of credit and other borrowings, which increases our risk of loss due to potential foreclosure.

We may obtain lines of credit and long-term financing that may be secured by our assets. As with any liability, there is a risk that we may be unable to repay our obligations from the cash flow of our assets. Therefore, when borrowing and securing such borrowings with our assets, we risk losing such assets in the event we are unable to repay such obligations or meet such demands.

We have broad authority to incur debt.

Our policies do not limit us or our subsidiary entities from incurring debt until our total liabilities would be at 85% of the value of the real estate held by the SPEs of Holding. We intend to borrow as much as 85% of the value of such properties. We do not currently own any properties. High debt levels would cause us to incur higher interest charges and higher debt service payments and may also be accompanied by restrictive covenants.

Risks Related to our Corporate Structure

Since we do not set aside funds in a sinking fund to repay the Notes, you could lose all or a part of your investment if we do not have enough cash to pay.

There is no sinking fund to make payments on the Notes. We will not contribute funds to a separate account, commonly known as a sinking fund, to make interest or principal payments on the Notes. The Notes are not certificates of deposit or similar obligations of, and are not guaranteed or insured by, any depository institution, the Federal Deposit Insurance Corporation, the Securities Investor Protection Corporation, or any other governmental or private fund or entity. We will establish two sources of liquidity/funds to address demand payments: First, we will set aside up to 10% of the outstanding principal balances in available cash reserves; provided, however, we reserve the right to increase the amount set aside for available cash reserve; second, we plan to establish accounts with commercial banks and non-bank lending sources, such as insurance companies, private equity funds and private lending organizations, for the provision of credit facilities, including, but not limited to, lines of credit, pursuant to which funds will be advanced to us. Although we may set aside up to 10% of the outstanding principal balances, no minimum cash reserve has been established or must be maintained to meet demand payment obligations to noteholders. Therefore, if you invest in the Notes, you will have to rely only on our cash flow from operations and other sources of funds for repayment of principal at maturity or redemption and for payment of interest when due. Any future cash flows from operations could be impaired under the circumstances described under “General Risks Related to Our Business.” If our cash flow from operations and other sources of funds are not sufficient to pay any amounts owed under the Notes, then you may lose all or part of your investment.

Investors in our Registered Offering will not receive the benefit of the regulations provided to real estate investment trusts or investment companies.

We are not a real estate investment trust and enjoy a broader range of permissible activities. Under the 1940 Act, an “investment company” is defined as an issuer which is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, or trading in securities; is engaged or proposes to engage in the business of issuing face-amount certificates of the installment type, or has been engaged in such business and has any such certificate outstanding; or is engaged or proposes to engage in the business of investing, reinvesting, owning, holding, or trading in securities, and owns or proposes to acquire investment securities having a value exceeding 40 per centum of the value of such issuer’s total assets (exclusive of Government securities and cash items) on an unconsolidated basis.

We intend to operate in such manner as not to be classified as an “investment company” within the meaning of the 1940 Act as we intend on primarily holding and managing real estate. The management and the investment practices and policies of ours are not supervised or regulated by any federal or state authority. As a result, investors will be exposed to certain risks that would not be present if we were subjected to a more restrictive regulatory situation.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted.

If we are ever deemed to be an investment company under the 1940 Act, we may be subject to certain restrictions including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities.

In addition, we may have imposed upon us certain burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.

The exemption from the 1940 Act may restrict our operating flexibility. Failure to maintain this exemption may adversely affect our profitability.

We do not believe that at any time we will be deemed an “investment company” under the 1940 Act as we do not intend on trading or selling securities. Rather, we intend to hold and manage real estate. However, if at any time we may be deemed an “investment company,” we believe we will be afforded an exemption under Section 3(c)(5)(C) of the 1940 Act. Section 3(c)(5)(C) of the 1940 Act excludes from regulation as an “investment company” any entity that is primarily engaged in the business of purchasing or otherwise acquiring “mortgages and other liens on and interests in real estate”. To qualify for this exemption, we must ensure our asset composition meets certain criteria. Generally, 55% of our assets must consist of qualifying mortgages and other liens on and interests in real estate and the remaining 45% must consist of other qualifying real estate-type interests. Maintaining this exemption may adversely impact our ability to acquire or hold investments, to engage in future business activities that we believe could be profitable, or could require us to dispose of investments that we might prefer to retain. If we are required to register as an “investment company” under the 1940 Act, then the additional expenses and operational requirements associated with such registration may materially and adversely impact our financial condition and results of operations in future periods.

Insurance Risks

We may suffer losses that are not covered by insurance.

The geographic areas in which we invest in real estate may be at risk for damage to property due to certain weather-related and environmental events, including such things as severe thunderstorms, hurricanes, flooding, tornadoes, snowstorm, sinkholes, and earthquakes. To the extent possible, the Manager may but is not required to attempt to acquire insurance against fire or environmental hazards. However, such insurance may not be available in all areas, nor are all hazards insurable as some may be deemed acts of God or be subject to other policy exclusions.

The Manager expects to obtain a lender’s title insurance policy and will require that owners of property securing the Notes maintain hazard insurance naming the Company as the beneficiary. All decisions relating to the type, quality and amount of insurance to be placed on property securing the Notes will be made exclusively by the Manager. Certain types of losses that may impact the security for the Notes could be of a catastrophic nature (due to such things as ice storms, tornadoes, wind damage, hurricanes, earthquakes, landslides, sinkholes, and floods), some of which may be uninsurable, not fully insured or not economically insurable. This may result in insurance coverage that, in the event of a substantial loss, would not be sufficient to pay the full prevailing market value or prevailing replacement cost of the underlying property. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it unfeasible to use insurance proceeds to replace the underlying property once it has been damaged or destroyed. Under such circumstances, the insurance proceeds received might not be adequate to restore the property, leaving the Company without security for the Notes.

Furthermore, an insurance company may deny coverage for certain claims, and/or determine that the value of the claim is less than the cost to restore the property, and a lawsuit could have to be initiated to force them to provide coverage, resulting in further losses in income to the Company. Additionally, properties securing the Notes may now contain or come to contain mold, which may not be covered by insurance and has been linked to health issues.

Further, when a borrower defaults on a Note, it is likely they will allow their hazard insurance to lapse. The Manager will attempt to obtain its own insurance policies on such properties, to the extent such lender’s policies are available, but it is possible that some of the properties securing the notes may be uninsured for a period of time or uninsurable. If damage occurred during a time when a property was uninsured, the Company may suffer a loss of its security for the Notes.

Risks Related to the Notes

There is no public trading market for our Notes.

There is no established public trading market for the Notes and there can be no assurance that one will ever develop. Market liquidity will depend on the perception of our operating business and any steps that our management might take to bring us to the awareness of investors. There can be no assurance given that there will be any awareness generated. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business. As a result, holders of our securities may not find purchasers for our securities should they desire to sell securities held by them. Consequently, the Notes will be relatively illiquid and investors may be unable to sell the Notes.

The market value of the Notes may decrease due to factors beyond our control.

The stock market from time to time has experienced extreme price and volume fluctuations, which have particularly affected the market prices for emerging growth companies and which often have been unrelated to the operating performance of the companies. These broad market fluctuations may adversely affect the market value of our Notes. The market value of our Notes may also fluctuate significantly in response to the following factors, most of which are beyond our control:

●	variations in our quarterly operating results,

●	changes in general economic conditions,

●	changes in market valuations of similar companies,

●	announcements by us or our competitors of significant acquisitions, strategic partnerships or joint ventures, or capital commitments,

●	poor reviews;

●	loss of a major customer, partner or joint venture participant; and

●	the addition or loss of key managerial and collaborative personnel.

Any such fluctuations may adversely affect the market value of our Notes, regardless of our actual operating performance. As a result, noteholders may be unable to sell their Notes (even if permitted by applicable securities laws and the terms of the Notes), or may be forced to sell them at a loss.

The Company may prepay the principal and interest on the Notes at any time.

The Company may prepay all or a part of the principal amount and accrued interest in the Notes at any time. No prepayment penalty is imposed that would discourage the Company from exercising this right. Accordingly, noteholders will not have certainty as to how long their respective Note(s) may be outstanding. If the Company makes any prepayment, the prepayments need not be made ratably against all outstanding Notes.

The Trustee has the authority to act on behalf of all noteholders in dealing with the Company.

The Notes vest control over matters related to the enforcement of the security interest, the exercise of any rights or remedies with respect to the collateral supporting the Notes and any remedies under the Notes in the hands of the Trustee. If an action is brought by the Trustee, such action must be for the collective benefit of all noteholders, other than with respect to an event of default that applies only to particular Notes.

The Trustee has limited liability with respect to its actions under the Indenture.

Pursuant to the terms of the Indenture, the Trustee will be relieved from liability unless it acts (or fails to act) in a grossly negligent manner or engages in willful misconduct. According to the terms of the Indenture, the Trustee shall not be held liable with respect to any action taken or omitted to be taken by it in good faith in accordance with the direction of a majority of noteholders relating to certain matters, or exercising any trust or power conferred upon the Trustee, under the Indenture with respect to the Notes. Accordingly, the Trustee has limited liability with respect to its action (or inaction) under the Indenture for the collective benefit of all noteholders, which may only be represented by a majority of the noteholders, to the detriment of the minority of the noteholders.

The Collateral Agent has limited liability with respect to its actions under the Collateral Agent Agreement (as hereinafter defined).

Pursuant to the terms of the Collateral Agent Agreement, dated as of September 18, 2020, between iCap Vault 1, LLC, Vault Holding 1 and Marketplace Realty Advisors, LLC, as collateral agent, with joinder for Noteholders (the “Collateral Agent Agreement”), in connection with any exercise of any Enforcement Actions (as defined in the Collateral Agent Agreement), neither the Collateral Agent nor any noteholder or any of its partners, or any of their respective directors, officers, employees, attorneys, accountants, or agents shall be liable as such for any action taken or omitted by it or them, except for its or their own gross negligence or willful misconduct with respect to its duties under the Collateral Agent Agreement. Accordingly, the Collateral Agent has limited liability with respect to its action (or inaction) under the Collateral Agent Agreement.

The Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

The Notes are not obligations of any of our subsidiaries and are effectively subordinated to the liabilities, including trade payables, of our SPE subsidiaries. The incurrence of other indebtedness or other liabilities by any of our SPE subsidiaries is not prohibited in connection with the Notes and could adversely affect our ability to pay our obligations on the Notes. A significant portion of our operations is conducted through our SPE subsidiaries and our cash flow and consequent ability to service our debt, including the Notes, depends in part on our SPE subsidiaries. Our SPE subsidiaries are separate legal entities that have no obligation to pay any amounts due under the Notes or to make any funds available therefore, whether by dividends, loans or other payments. Except to the extent we are a creditor with recognized claims against our SPE subsidiaries, all claims of creditors, including trade creditors, of our SPE subsidiaries will have priority with respect to the assets of such subsidiaries over our claims (and therefore the claims of our creditors, including holders of the Notes). Consequently, the Notes will be structurally subordinated to all liabilities of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

Our ability to make demand payments of the principal of the Notes depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets or obtaining additional debt or equity capital on terms that may be onerous or highly dilutive. Our ability to repay our debt will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

We may incur additional debt which could affect our ability to make payments on the Notes upon demand of noteholders.

We may incur substantial additional debt in the future, some of which may be secured debt. We will not be restricted under the terms of the Indenture governing the Notes from incurring additional debt (including, but not limited to, additional debt issued under the Indenture), securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the Indenture governing the Notes that could have the effect of diminishing our ability to make payments on the Notes upon demand of noteholders.

Noteholders have no voting rights and, in some cases, the terms of the Indenture and the Notes issued thereunder may be modified without the consent of all noteholders.

Noteholders have no voting rights and therefore, have no ability to control the Company. The Notes do not carry any voting rights and therefore the holders of the Notes are not be able to vote on any matters regarding the operation of the Company.

In addition, the Indenture contains provisions permitting the Company and the Trustee, with the consent of the holders of a majority of the outstanding principal amount of Notes, to execute supplemental indentures adding any provisions to or changing in any manner or eliminating any of the provisions of the Indenture or of any supplemental indenture or modifying in any manner the rights of the holders of such Notes; provided, however, that no such supplemental indenture can do any of the following without the consent of each holder so affected:

●	reduce the principal amount or change the demand payment nature of any Note;

●	reduce the amount of Notes whose holders must consent to an amendment; or

●	make any changes regarding the Indenture that relate to a waiver of default, the rights of holders to receive payments, and the requirements of consent of the holders of Notes.

We, along with the Trustee, may amend the Indenture without the consent of the holders of the Notes to cure any ambiguity, defect or inconsistency, to make any change that does not adversely affect the rights of any holder, or to comply with requirements of the SEC.

The Indenture governing the Notes does not contain financial covenants and only provides limited protection against significant corporate events and other actions we may take that could adversely impact a noteholder’s investment in the Notes.

While the Indenture governing the Notes contains terms intended to provide protection to the holders of the Notes upon the occurrence of certain events involving significant corporate transactions, such terms are limited and may not be sufficient to protect a noteholder’s investment in the Notes.

The Indenture for the Notes does not:

●	require us to maintain any financial ratios or specific levels of net worth, revenues, income, cash flow or liquidity and, accordingly, does not protect holders of the Notes in the event we experience significant adverse changes in our financial condition. Accordingly, we will not be required to maintain a positive net worth;

●	restrict us or our subsidiaries from incurring additional unsecured debt or other liabilities, including additional unsecured senior debt and, accordingly, does not protect holders of the Notes in the event we incur additional debt or liabilities and our ability to pay our obligations on the Notes is adversely affected;

●	restrict our ability to repurchase or prepay any other of our securities or other indebtedness;

●	restrict our ability to make investments or to repurchase or pay dividends or make other payments in respect of our Notes or other securities ranking junior to the Notes; or

●	restrict our ability to enter into highly leveraged transactions.

Furthermore, the Indenture contains only limited protections in the event of a change in control. Accordingly, the terms of the indenture and the Notes do not restrict our ability to engage in, or to otherwise be a party to, a variety of corporate transactions, circumstances and events that could have an adverse impact on a noteholder’s investment in the Notes.

Because there will be no trading market for the Notes, it may be difficult to sell your Notes.

There is no existing market for the Notes. We do not anticipate that a secondary market for the Notes will develop. We do not intend to apply for listing of the Notes on any securities exchange or for quotation of the Notes in any automated dealer quotation system, including without limitation the OTC Markets Group or any over-the-counter market.

Ratings of the Notes may change after issuance and affect the market price and marketability of the Notes.

We currently expect that, upon issuance, the Notes will be rated by one or more rating agencies that we engage. However, we are not currently seeking to engage any particular rating agency or agencies to rate the Notes. Ratings agencies of debt assess creditworthiness of issuers of debt (specifically an issuer’s financial ability to make interest payments and repay the loan in full at maturity) and assign ratings to the notes being offered. Such ratings are limited in scope, and do not address all material risks relating to an investment in the Notes, but rather reflect only the view of each rating agency at the time the rating is issued. There is no assurance that such credit ratings will be issued or remain in effect for any given period of time or that such ratings will not be lowered, suspended or withdrawn entirely by the rating agencies. It is also possible that such ratings may be lowered in connection with future events, such as future acquisitions. Any lowering, suspension or withdrawal of such ratings may have an adverse effect on the market price or marketability of the Notes. In addition, any decline in the ratings of the Notes may make it more difficult for us to raise capital on acceptable terms.

Because we may repay the Notes at any time, you may be subject to reinvestment risk.

We have the right to repay any Note at any time. The Notes would be repaid at 100% of the principal amount plus accrued but unpaid interest up to but not including the redemption date. Any such repayment may have the effect of reducing the income or return on investment that any investor may receive on an investment in the Notes by reducing the term of the investment. If this occurs, you may not be able to reinvest the proceeds at an interest rate comparable to the rate paid on the Notes. See Item 5 of this Form 10-K for additional information on the Notes.

We can provide no assurance that any Notes will be sold in the Registered Offering or that we will raise sufficient proceeds to carry out our business plans.

We are conducting the Registered Offering ourselves on a best-efforts basis without any underwriter or placement agent. Although we intend to sell up to $500 million in aggregate principal amount of the Notes, there is no minimum amount of proceeds that must be received from the sale of the Notes in order to accept proceeds from Notes actually sold. Accordingly, we can provide no assurance about the total principal amount of Notes that will be sold. Therefore, we cannot assure you that we will raise sufficient proceeds to carry out our business plans. Accordingly, our inability to raise such proceeds could have a material adverse impact on our business activities, results of operations and financial condition, and may limit our ability to repay amounts owed under the Notes.

We will be substantially reliant upon the net proceeds of the Registered Offering to meet our liquidity needs.

Our operations alone may not produce a sufficient return on investment to pay the stated interest rates on the Notes and fund our capital needs. We intend to use the net proceeds of the Registered Offering to acquire real estate and for other general corporate purposes, which are likely to include the payment of general and administrative expenses. We may not be able to attract new investors or have sufficient borrowing capacity when we need additional funds to repay principal and interest on the Notes sold in the Registered Offering or redeem those Notes.

We may invest or spend the proceeds of our Registered Offering in ways with which investors may not agree or in ways which may not yield a return.

While we have provided guidance on priorities for the use of proceeds of our Registered Offering, the timing and amount of sales will impact our actual use of proceeds within the uses identified. Our management will have broad discretion in determining how the proceeds of the Registered Offering will be used in each of the identified use categories.

We currently intend to use the proceeds we receive from our Registered Offering after deducting estimated fees and expenses associated with our Registered Offering, including legal, accounting, transfer agent, financial, acquisitions and other professional fees, primarily for the purposes as described above. Our management will have considerable discretion in the application of the net proceeds, and you will not have the opportunity, as part of your investment decision, to assess whether the proceeds are being used appropriately. If we do not use the net proceeds that we receive in our Registered Offering effectively, our business, financial condition, results of operations and prospects could be harmed, and the market price or value of the Notes could decline.

Payment of the Notes upon demand of noteholders by the Company with proceeds of the Registered Offering (return of capital) which would have otherwise been used to acquire the investment portfolio, reduces the earning potential of the investment portfolio to create sufficient cash flow from operations to repay the noteholders.

The Company may utilize capital from noteholders (return of capital) rather than cash flows from operations of the Company or lending sources to make payment on the Notes upon demand of noteholders. In the past, iCap Vault 1, LLC has repaid the noteholders of the Private Placement Notes as a return of capital most of the principal and accrued interest of Private Placement Notes. The Company utilizing proceeds of the Registered Offering merely for the return of capital makes it more difficult for the Company to successfully execute its investment strategy. This return of capital reduces the extent of the investment portfolio that may be acquired by the Company with the proceeds of the Registered Offering, thereby reducing the earning potential of the investment portfolio to create sufficient cash flow from operations to repay the noteholders.

There is no assurance that the Company will be profitable, and there is no assurance of any returns.

There is no assurance as to whether the Company will be profitable, or earn revenues, or whether the Company will be able to meet its operating expenses. The initial expenses the Company incurs could result in operating losses for the Company for the foreseeable future. No assurance can be made that a subscriber for the Notes offered hereby will not lose his or her entire investment.

The Company is obligated to pay certain fees and expenses.

The Company will pay various fees and expenses related to its ongoing operations regardless of whether or not the Company’s activities are profitable. These fees and expenses will require dependence on third-party relationships. The Company is generally dependent on relationships with its strategic partners and vendors, and the Company may enter into similar agreements with future potential strategic partners and alliances. The Company must be successful in securing and maintaining its third-party relationships to be successful. There can be no assurance that such third parties may regard their relationship with the Company as important to their own business and operations, that they will not reassess their commitment to the business at any time in the future, or that they will not develop their own competitive services or products, either during their relationship with the Company or after their relations with the Company expire. Accordingly, there can be no assurance that the Company’s existing relationships or future relationships will result in sustained business partnerships, successful service offerings, or significant revenues for the Company.

We may not be able to meet all of the payment demands of the noteholders if a large number of noteholders desires to be repaid or if we do not have the liquidity to meet such demands.

We will use our commercially reasonable efforts to maintain sufficient cash reserves on hand and access to liquidity sources to honor repayment demands of noteholders. However, in the event there are more demands for repayment than our cash on hand available to meet, we may be delayed in the delivery of funds and may be required to sell some of our real estate, which may take significant amounts of time and may yield less than is needed to meet our obligations.

Risks Related to the Collateral and Guarantee

The value of the collateral securing the Notes may not be sufficient to ensure repayment of the Notes because the value of the membership interests in the subsidiary guarantor pledged as collateral for the Notes could be impaired in the future as a result of changing economic conditions, commodity prices, competition or other future trends.

The collateral has not been appraised in connection with our Registered Offering. The Indenture governing the Notes permits us to incur additional debt secured by liens that have priority over the Notes. The value of the collateral at any time will depend on market and other economic conditions, including the availability of suitable buyers for the collateral. The value of the membership interests in the subsidiary guarantor pledged as collateral for the Notes could be impaired in the future as a result of changing economic conditions, commodity prices, competition or other future trends. Likewise, we cannot assure you that the pledged assets will be saleable or, if saleable, that there will not be substantial delays in their liquidation. Holding 1 does not have any operating history or any assets. Therefore, the current value of the guarantee of Holding 1 is not sufficient to fully pay the principal or interest on the Notes in the event of default.

The lien on the collateral securing the Notes and the guarantees will be junior and subordinate to the lien on the collateral securing the obligations under secured credit facilities and secured priority bank debt of us and our subsidiaries.

The Notes and the guarantee are secured by a second-priority lien in the membership interests in Holding 1 (the subsidiary guarantor) which was granted by the Company as collateral in accordance with the provisions of the Indenture governing the Notes. All obligations arising under secured credit facilities and secured priority bank debt of us and our subsidiaries will be secured by first-priority liens on the same collateral that secure the Notes on a second-priority basis. The collateral agent may enter into an intercreditor agreement that provides, among other things, that if the collateral agent obtains possession of any collateral or realizes any proceeds or payment in respect of any collateral, pursuant to the exercise of remedies under any security document or by the exercise of any rights available to it under applicable law as a result of any distribution of or in respect of any collateral or proceeds in any of our or our subsidiary guarantors’ bankruptcy, insolvency, liquidation, dissolution, reorganization or similar proceeding or through any other exercise of remedies, at any time prior to the payment in full of the obligations under our or our subsidiaries’ secured credit facilities and secured priority bank debt, then it will hold such collateral, proceeds or payment in trust for the lenders under our or our subsidiaries’ secured credit facilities and secured priority bank debt and transfer such collateral, proceeds or payment, as the case may be, to the priority lien collateral agent, for payment of the obligations under our secured credit facility and other priority debt. Holders of the Notes would then participate ratably in the remaining portion of our collateral with all holders of indebtedness that are deemed to rank equally with the Notes based upon the respective amount owed to each creditor. In addition, the Indenture governing the Notes permits us and our subsidiaries to incur additional debt secured by liens senior in priority to the liens securing the Notes on the collateral under specified circumstances. Any obligations secured by such liens may further limit the recovery from the realization of the collateral available to satisfy holders of the Notes.

In addition, if we or our subsidiaries’ default under our or our subsidiaries’ secured credit facilities or secured priority lien debt, the lenders under such secured indebtedness could declare all of the funds borrowed thereunder, together with accrued interest, immediately due and payable and foreclose on the pledged assets. Furthermore, if those lenders foreclose and sell the pledged equity interests in the subsidiary guarantor, then the subsidiary guarantor may be released from its guarantee of the Notes automatically and immediately upon such sale.

The value of the collateral securing the Notes may not be sufficient to ensure repayment of the Notes because the lenders under our and our subsidiaries’ secured credit facilities and secured priority lien debt have a first-priority lien on the collateral securing the Notes and will be paid first from the proceeds of the collateral.

Our and our subsidiaries’ indebtedness and other obligations under our and our subsidiaries’ secured credit facilities and secured priority lien debt are secured by a first-priority lien on the collateral securing the Notes. The liens securing the Notes and the guarantees are contractually subordinated to the liens securing obligations under our and our subsidiaries’ secured credit facilities and secured priority lien debt, so that proceeds of the collateral will be applied first to repay those obligations before we use any such proceeds to pay any amounts due on the Notes. Accordingly, if we default on the Notes, we cannot assure you that the trustee would receive enough money from the sale of the collateral to repay you.

In addition, the collateral securing the Notes is subject to other liens permitted under the terms of the Indenture and an intercreditor agreement, if any, whether arising on or after the date the Notes were issued. To the extent that third parties hold prior liens, such third parties may have rights and remedies with respect to the membership interests subject to such liens that, if exercised, could adversely affect the value of the collateral securing the Notes. The Indenture governing the Notes does not require that we maintain the current level of collateral. We have not entered in to an intercreditor agreement and we do not intend to enter into one in the near term.

In the event of a foreclosure on the collateral under our or our subsidiaries’ secured credit facilities and secured priority lien debt (or a distribution in respect thereof in a bankruptcy or insolvency proceeding), the proceeds from the collateral may not be sufficient to satisfy the Notes because such proceeds would, under an intercreditor agreement, first be applied to satisfy our or our subsidiaries’ obligations under our or our subsidiaries’ secured credit facilities and secured priority lien debt. Only after all of our or our subsidiaries’ obligations under our or our subsidiaries’ secured credit facilities and secured priority lien debt have been satisfied will proceeds from the collateral be applied to satisfy our obligations under the Notes. In addition, in the event of a foreclosure on the collateral, the proceeds from such foreclosure may not be sufficient to satisfy our obligations under the Notes.

Pursuant to the terms of the Indenture governing the Notes, we may sell collateral so long as such sales comply with applicable provision of the Indenture governing the Notes. Upon any such sale, all or a portion of the membership interests in the subsidiary guarantor sold may no longer constitute collateral.

The membership interest in the subsidiary guarantor pledged as collateral to secure the Notes may have limited value at the time of any attempted realization. In particular, in any bankruptcy or similar proceeding, all obligations of the subsidiary guarantor whose membership interest has been pledged must be satisfied before any value will be available to the owner of or the creditor secured by such membership interest. If the subsidiary guarantor whose membership interest has been pledged as collateral has liabilities that exceed its assets, there may be no remaining value in such subsidiary guarantor’s membership interest.

The provisions of an intercreditor agreement relating to the collateral securing the Notes limit the rights of holders of the Notes with respect to that collateral, even during an event of default.

Under an intercreditor agreement between the trustee as second lien collateral agent, on behalf of the holders of the Notes, and the first lien collateral agent, on behalf of the holders of first lien debt, the lenders under our senior credit facility and other holders of first lien debt are generally entitled to receive and apply all proceeds of any collateral to the repayment in full of the obligations under our senior credit facility and under our first lien debt before any such proceeds will be available to repay obligations under the Notes. Notwithstanding the foregoing, we have not entered in to an intercreditor agreement and we do not intend to enter into one in the near term.

Furthermore, because the lenders under our or our subsidiaries’ secured credit facilities or secured bank debt will control the disposition of the collateral securing such first lien obligations and the Notes, if there were an event of default under the Notes, the holders of the first lien obligations could decide, for a specified time period, not to proceed against the collateral, regardless of whether or not there is a default under such first lien obligations. During such time period, unless and until discharge of the first lien obligations, including our senior credit facility, has occurred, the sole right of the holders of the Notes will be to hold a lien on the collateral.

Pursuant to an intercreditor agreement, in the event of bankruptcy the collateral agent, on behalf of all noteholders, may be required to support and vote for certain plans of reorganization. This restriction may prevent the collateral agent from supporting plans of reorganization that propose more favorable recoveries with respect to second lien claims with respect to the Notes.

Pursuant to an intercreditor agreement, in the event of a bankruptcy filing, the collateral agent, on behalf of all noteholders, may be required to support and vote for any plan of reorganization or disclosure statement of ours or the subsidiary guarantor that (a) is accepted by the class of lenders under our revolving credit facility in accordance with Section 1126(c) of the U.S. Bankruptcy Code, (b) provides for the payment in full in cash of all of our and our subsidiaries’ obligations under our and our subsidiaries secured credit facility and secured priority bank debt (including all post-petition interest, fees and expenses) on the effective date of such plan of reorganization or (c) provides for the retention by the trustee of the liens on the collateral securing our obligations under our senior credit facility (and hedge counterparties, bank product providers and letter of credit issuers), and on all proceeds thereof, with the same relative priority with respect to the collateral or other property as provided in an intercreditor agreement with respect to the collateral. Notwithstanding the foregoing, we have not entered in to an intercreditor agreement and we do not intend to enter into one in the near term.

Lien searches may not reveal all liens on the membership interests of Holding 1.

We cannot guarantee that any lien searches on the membership interests of Holding 1 securing the Notes will reveal all existing liens on the membership interests securing the Notes. Any existing undiscovered liens could be significant, could be prior in ranking to the liens on the membership interests securing the Notes and could have an adverse effect on the ability to realize or foreclose upon the membership interests securing the Notes.

The rights of holders of Notes to the collateral securing the Notes may be adversely affected by the failure to record or perfect security interests in the collateral and other issues generally associated with the realization of security interests in collateral.

Applicable law requires that a security interest in certain tangible and intangible assets can only be properly perfected and its priority retained through certain actions undertaken by the secured party. The liens in the collateral securing the Notes may not be perfected with respect to the claims of the Notes if the collateral agent was not able to take the actions necessary to perfect any of these liens on or prior to the date of the issuance of the Notes or within a reasonable time thereafter. In addition, even though it may constitute an event of default under the Indenture governing the Notes, a third-party creditor could gain priority over one or more liens on the collateral securing the Notes by recording an intervening lien or liens. The Indenture governing the Notes does not require liens on certain assets to be perfected. In addition, the security interest of the collateral agent is subject to practical challenges generally associated with the realization of security interests in collateral. For example, the collateral agent may need to obtain the consent of third parties and make additional filings. If the collateral agent is unable to obtain these consents or make these filings, the security interests may be invalid and the holders of the Notes will not be entitled to the collateral or any recovery with respect thereto. We cannot assure you that the collateral agent will be able to obtain any such consent or make any such filing. We also cannot assure you that the consents of any third parties will be given when required to facilitate a foreclosure on such assets. Accordingly, the collateral agent may not have the ability to foreclose upon those assets and the value of the collateral may significantly decrease.

Bankruptcy laws may limit the ability of the holders of the Notes to realize value from the collateral.

The right of the collateral agent to repossess and dispose of the pledged membership interests of the subsidiary guarantor upon the occurrence of an event of default under the Indenture governing the Notes is likely to be significantly impaired by applicable bankruptcy law (separate and apart from the limitations set forth in an intercreditor agreement) if a bankruptcy case were to be commenced by or against us before the collateral agent repossessed and disposed of the pledged membership interests.

Under the U.S. Bankruptcy Code, a secured creditor is prohibited from repossessing its security from a debtor in a bankruptcy case, or from disposing of security repossessed from such debtor, without bankruptcy court approval. Moreover, the U.S. Bankruptcy Code permits the debtor to continue to retain and to use collateral (the membership interests) even though the debtor is in default under the applicable debt instruments, provided that the secured creditor is given “adequate protection.” The meaning of the term “adequate protection” may vary according to circumstances, but it is intended in general to protect the value of the secured creditor’s interest in the collateral. Adequate protection may include cash payments or the granting of additional security for any diminution in the value of the collateral, if and at such times as the court in its discretion determines, as a result of the stay of repossession, disposition or any use of the collateral by the debtor during the pendency of the bankruptcy case. Generally, adequate protection payments, in the form of interest or otherwise, are not required to be paid by a debtor to a secured creditor unless the bankruptcy court determines that the value of the secured creditor’s interest in the collateral is declining during the pendency of the bankruptcy case. However, pursuant to the terms of an intercreditor agreement, the holders of the Notes may agree not to seek or accept “adequate protection” in certain situations consisting of cash payments and not to object to the incurrence of additional indebtedness secured by liens that are senior to liens granted to the collateral agent for the Notes. In view of the lack of a precise definition of the term “adequate protection” and the broad discretionary powers of a bankruptcy court, it is impossible to predict (1) how long payments under the Notes could be delayed following commencement of a bankruptcy case, (2) whether or when the trustee could repossess or dispose of the pledged membership interests or (3) whether or to what extent holders of the Notes would be compensated for any delay in payment or loss of value of the pledged membership interests through the requirement of “adequate protection.”

In addition to the waiver with respect to adequate protection set forth above, under the terms of an intercreditor agreement, the holders of the Notes may also waive certain other important rights that secured creditors may be entitled to in a bankruptcy proceeding. These waivers could adversely impact the ability of the holders of the Notes to recover amounts owed to them in a bankruptcy proceeding.

In addition, a bankruptcy court may decide to substantively consolidate us and some or all of our subsidiaries in the bankruptcy proceeding. If a bankruptcy court substantively consolidated us and some or all of our subsidiaries, the assets of each entity would become subject to the claims of creditors of all consolidated entities. This would expose holders of Notes not only to the usual impairments arising from bankruptcy, but also to potential dilution of the amount ultimately recoverable because of the larger creditor base. Furthermore, a forced restructuring of the Notes could occur through the “cram-down” provisions of the U.S. Bankruptcy Code. Under these provisions, the Notes could be restructured over your objections as to their general terms, primary interest rate and maturity.

Any future pledge of collateral in favor of the collateral agent, including pursuant to security documents delivered after the date of the Indenture governing the Notes (including the mortgages over the real estate), may also be avoidable by the pledgor (as debtor in possession) or by its trustee in bankruptcy as a preferential transfer under the U.S. Bankruptcy Code and certain state insolvency laws if certain events or circumstances exist or occur, including, among others, if:

●	the pledgor is insolvent at the time of the pledge;

●	the pledge permits the holder of the Notes to receive a greater recovery than if the pledge had not been given; and

●	a bankruptcy case or other similar insolvency proceeding is commenced in respect of the pledgor within 90 days following the pledge, or, in certain circumstances, a longer period.

The value of the collateral securing the Notes may not be sufficient for a bankruptcy court to grant post-petition interest on the Notes in a bankruptcy case of the issuer or any of the guarantors. Should our or the guarantor subsidiary’s obligations under the Notes, together with our obligations under our and our subsidiaries’ senior credit facility, secured priority bank debt and any other debt secured by the collateral, equal or exceed the fair market value of the collateral securing the Notes, the holders of the Notes may be deemed to have an unsecured claim for the difference between the fair market value of the collateral, on the one hand, and the aggregate amount of the obligations under our and our subsidiaries’ secured credit facility, secured priority bank debt and any other secured debt and the Notes, on the other hand.

In the event of a bankruptcy, liquidation, dissolution, reorganization or similar proceeding against us or the subsidiary guarantor, holders of the Notes will be entitled to post-petition interest under the U.S. Bankruptcy Code only if the value of their security interest in the collateral, taken in order of priority with other obligations secured by the collateral, is greater than the amount of their pre-bankruptcy claim. Holders of the Notes may be deemed to have an unsecured claim if our obligations under the Notes, together with our and our subsidiaries’ obligations under our and our subsidiaries’ secured credit facilities and secured priority bank debt secured by the collateral, exceed the fair market value of the collateral securing the Notes. Holders of the Notes that have a security interest in the collateral with a value less than their pre-bankruptcy claim will not be entitled to post-petition interest under the U.S. Bankruptcy Code. The bankruptcy trustee, the debtor-in-possession or competing creditors could possibly assert that the fair market value of the collateral with respect to the Notes on the date of the bankruptcy filing (or on the date of confirmation of a chapter 11 plan) was less than the then-current principal amount of the Notes. Upon a finding by a bankruptcy court that the Notes are under-collateralized, the claims in the bankruptcy proceeding with respect to the Notes would be bifurcated between a secured claim equal to the value of the interest in the collateral and an unsecured claim, and the unsecured claim would not be entitled to the benefits of security in the collateral. Other consequences of a finding of under-collateralization would be, among other things, a lack of entitlement on the part of holders of the Notes to receive post-petition interest, fees or expenses and a lack of entitlement on the part of the unsecured portion of the Notes to receive other “adequate protection” under U.S. bankruptcy laws. In addition, if any payments of post-petition interest were made at the time of such a finding of under-collateralization, such payments could be re-characterized by the bankruptcy court as a reduction of the principal amount of the secured claim with respect to Notes. No appraisal of the fair market value of the collateral securing the Notes has been prepared in connection with our Registered Offering of the Notes and, therefore, the value of the collateral agent’s interests in the collateral may not equal or exceed the principal amount of the Notes and other secured claims. We cannot assure you that there will be sufficient collateral to satisfy our and the subsidiary guarantor’s obligations under the Notes.

The collateral securing the Notes is subject to casualty risks.

We are obligated under the Indenture governing the Notes to maintain adequate insurance or otherwise insure against hazards as is customarily done by companies having assets of a similar nature in the same or similar localities. There are, however, certain losses that may be either uninsurable or not economically insurable, in whole or in part. As a result, it is possible that the insurance proceeds will not compensate us fully for our losses. If there is a total or partial loss of any of the pledged collateral, we cannot assure you that any insurance proceeds received by us will be sufficient to satisfy all of our secured obligations, including the Notes. We may be required to apply the proceeds from any such loss to repay our obligations under the senior credit facility.

There are circumstances other than repayment or discharge of the Notes under which the collateral securing the Notes and the guarantees will be released automatically, without your consent or the consent of the trustee.

Under various circumstances, collateral securing the Notes and the guarantees will be released automatically, including:

●	a sale, transfer or other disposal or liquidation of such collateral in a transaction not prohibited under the Indenture governing the Notes;

●	with respect to collateral (membership interests) in the subsidiary guarantor, upon the release of such subsidiary guarantor from its guarantee in accordance with the Indenture governing the Notes;

●	as otherwise required under an intercreditor agreement; and

●	to the extent we have satisfied and discharged the Indenture governing the Notes.

The guarantee of a subsidiary guarantor will also be released in connection with a sale of such subsidiary guarantor in a transaction permitted under the Indenture governing the Notes.

The collateral securing the Notes and related guarantees may be diluted under certain circumstances.

The Indenture governing the Notes and agreements governing our and our subsidiaries’ secured credit facilities and secured priority bank debt permit us to incur additional secured indebtedness, including other priority lien debt, subject to our compliance with the restrictive covenants in the Indenture governing the Notes and the agreements governing our and our subsidiaries’ secured credit facilities and secured priority bank debt at the time we incur such additional secured indebtedness. In addition, Holding 1 may issue additional membership interests from time to time. Such debt secured by the collateral or issuance of additional membership interests of Holding 1 would dilute the value of the Note holders’ rights to the collateral.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate office is located at 3535 Factoria Blvd. SE, Suite 500, Bellevue, WA 98006. iCap Enterprises, our affiliate, leases this location, which is approximately 7,000 rentable square feet of office space, from an unaffiliated third party. This lease expires in July 2026. Terms of the office lease provide for a base rent payment of $23,820 per month and a share of the building’s operating expenses such as taxes and maintenance estimated at $1,050 per month. We believe this facility is adequate for our current and near-term future needs.

ITEM 3. LEGAL PROCEEDINGS

We are not involved in any pending legal proceeding nor are we aware of any pending or threatened litigation against us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no established public trading market for the Company’s membership interests.

Holders

All of the Company’s issued and outstanding membership interests (all of which are privately owned and are not traded on a public market) are held by iCap Vault, LLC.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Distributions

The Company has not paid any cash distributions of its membership interests in the past. Any future distribution would be at the discretion of the Manager and would depend on its financial condition, results of operations, contractual obligations and the terms of its financing agreements at the time a distribution is considered, and other relevant factors.

Recent Sales of Unregistered Securities

Since our formation on July 30, 2018, iCap Vault 1 has only issued 1,000 membership interests to iCap Vault, LLC (“iCap Vault”), the sole member of iCap Vault 1, in exchange for services rendered by iCap Vault to iCap Vault 1 with a value of $0.01 per unit. The issuance was exempt from registration under Section 4(a)(2) of the Securities Act because the transaction did not involve a public offering. On September 30, 2020, iCap Vault made an additional capital contribution of $1,535,000 into iCap Vault 1 (consisting of $1,150,000 in cash and an assumption by iCap Enterprises, the sole member of iCap Vault, of iCap Vault 1’s indebtedness to an affiliate (iCap Investments, LLC) of $385,000). No additional membership interests were issued by iCap Vault 1 to iCap Vault in connection with this additional capital contribution.

Description of Registered Notes

General

The Notes to be issued in the Registered Offering will be senior, secured debt obligations of the Company. The Notes will be issued under the Indenture, among iCap Vault 1, LLC, as issuer, Holding 1, as guarantor, and the Trustee. The terms and conditions of the Notes include those set out in the Indenture and those made part of the Indenture by reference to the Trust Indenture Act of 1939. The following is a summary of the material provisions of the Notes and the Indenture. For a complete understanding of the Notes, you should review the definitive terms and conditions contained in the Notes and the Indenture, which include definitions of certain terms used below. A copy of the forms of Notes and Indenture have been filed with the SEC as exhibits to the Registration Statement and are available from us at no charge upon request.

The Notes will be direct obligations of the Company and will be guaranteed by Holding 1, and secured by the membership interests in Holding 1. Holding 1 anticipates holding a portfolio of U.S. real estate properties, through wholly owned subsidiaries, and may invest in real estate-related financial instruments. The Notes will be identical among the holders thereof except for the issue date, principal amount and interest rate. The Notes have no stated maturity, will not be subject to any sinking fund and will be payable or redeemable at the option of the holder thereof at any time as described below. The Notes will rank equally and ratably with all of our other senior, secured indebtedness.

The Notes do not constitute a savings, deposit or other bank account and are not insured by or subject to the protection of the Federal Deposit Insurance Corporation (the “FDIC”), the Securities Investor Protection Corporation (the “SIPC”) or any other federal or state agency or company. The Notes are not a money market fund, which are typically diversified funds consisting of short-term debt securities of many issuers, and therefore do not meet the diversification and investment quality standards set forth for money market funds by the 1940 Act.

The Notes are issuable in any amount, subject to certain minimums and maximums, and will mature upon the holder’s demand.

Principal Amount

The principal amount of each Note held at any time will be equal to all amounts invested in such Note, together with accrued interest, less redemptions.

Interest

The Notes (including the Notes purchased with reinvested interest) will accrue a floating rate of interest (the “Floating Rate”) at a rate per annum equal to the Average Savings Account Rate as posted by the FDIC plus 2.00%, reset quarterly on January 1, April 1, July 1, and October 1 of each year based on the Average Savings Account Rate posted by the FDIC on December 15, March 15, June 15, and September 15, respectively, of the prior month. As of March 31, 2021, the Floating Rate equals 2.05%.

In addition to the Floating Rate, we will pay investors certain interest rate premiums.

Ranking

The Notes are secured general obligations of the Company and rank equally with its other secured and unsubordinated indebtedness from time to time outstanding. The Notes are secured debt obligations solely of the Company and are not obligations of, or directly or indirectly guaranteed by, any affiliate of the Company other than Holding 1.

Payment of the principal and interest on the Notes ranks equally in right of payment and collateral with all of our existing and future secured indebtedness and, to the extent we incur or acquire unsecured indebtedness in the future, ranks senior in right of payment and collateral to our unsecured indebtedness. The Notes rank senior in right of payment to our equity, such as our membership interests/units. The Notes are subordinated in the right of payment and collateral to our existing and future secured debt, such as credit facilities or indemnity agreements with surety or insurance companies, which may be entered into by the Company or by Holding 1.

We will conduct a significant portion of our operations through direct and indirect subsidiaries, which generate a substantial portion of our operating income and cash. Contractual provisions, laws or regulations, as well as any subsidiary’s financial condition and operating requirements, may limit our ability to obtain or receive cash from our subsidiaries in order to service our debt obligations, including making payments on the Notes. Claims of creditors of our subsidiaries, including secured credit lines, will have priority with respect to the assets and earnings of such subsidiaries over the claims of our creditors, including holders of the Notes. Accordingly, the Notes will be structurally subordinated to all existing and future obligations of our subsidiaries, including trade creditors of our subsidiaries.

The Notes will be structurally subordinated to indebtedness or other liabilities of SPE subsidiaries (as our SPE subsidiaries are not guaranteeing the notes). The Indenture does not restrict the ability of our subsidiaries to incur indebtedness.

Optional Redemption by the Company

We may redeem, in our discretion, any particular Note that maintains a principal amount of less than $25 for a period consisting of the three consecutive months immediately following the month in which the principal amount of the Note is below $25 as of the last day of the month. The first month your Note is below the required minimum, you will be sent a notice informing you that your Note will be redeemed at the end of the third month. Unless you have brought your Note above the required minimum, your Note will automatically be redeemed at the end of the third month.

We may redeem, in our discretion, the portion of a particular Note that exceeds $50,000,000.

In addition, we may also redeem, at any time at our option, the Notes of any investor who is not or is no longer eligible to invest in the Notes as we determine in our sole judgment and discretion.

Further, we may redeem the entire amount of, or any portion of, any of the outstanding Notes in our sole judgment and discretion. Any such partial redemption of outstanding Notes may be effected by lot or pro rata or by any other method that is deemed fair and appropriate by us provided that such partial redemption complies with applicable tender offer rules.

In each of the redemption transactions described above, we will remit a payment to you based on the information we have on file for your note in an amount equal to the principal amount of the Note, including accrued and unpaid interest less any tax withholding, if applicable, and any other applicable fees. Interest on the redeemed Notes accrues to, but does not include, the effective date of the redemption.

Subordination

The Company has the right to subordinate the obligations and the security interests of the Notes in the membership interests in Holding 1 to those of a third party lender, if doing so is required by the lender to secure a loan for the benefit of the Company. Holding 1 has the right to subordinate the obligations and guaranty of Holding 1 to those of a third party lender, if doing so is required by the lender to secure a loan for the benefit of Holding 1.

Payment of the principal and interest on the Notes will be subordinate in right of payment to all of our third party credit facilities (“Permitted Indebtedness”) to the extent of the value of the assets securing such indebtedness outstanding at any time. The Permitted Indebtedness, if existing, will maintain a position senior to the Notes relative to the membership interests in Holding 1 and relative to the repayment of the Notes. As of the date of this annual report, we do not have any Permitted Indebtedness outstanding.  The Indenture does not restrict our right to incur additional Permitted Indebtedness in the future. No sinking fund will be established to provide for payments on the Notes.

In the event that the Notes are declared due and payable because of a default under the Indenture, a holder of a Note will be entitled to payment only after all principal and interest on all Permitted Indebtedness has been paid, to the extent of the value of the assets securing such indebtedness. Likewise, in the event of our insolvency, bankruptcy or liquidation, or other similar proceeding relating to the Company or to its creditors, as such, or to our property, or in the event of any dissolution or other winding up, whether or not involving insolvency or bankruptcy, then the holders of any Permitted Indebtedness would be entitled to receive payment in full of all principal and interest due to them, to the extent of the value of the assets securing such indebtedness, before the holders of the Notes would be entitled to receive any payments.

Guaranty

The payment of principal and interest on the Notes are fully and unconditionally guaranteed by our wholly owned direct subsidiary, Holding 1, but otherwise are not guaranteed by any other person or entity. Therefore, the Notes will be structurally subordinated to indebtedness or other liabilities of special purpose entity subsidiaries (as our special purpose entity subsidiaries are not guaranteeing the notes). The indenture does not restrict the ability of our subsidiaries to incur indebtedness.

Collateral

The Notes will be secured by a pledge of the membership interests in Holding 1, our direct and wholly-owned subsidiary, that will hold interests in real estate, through wholly owned subsidiaries (Portfolio SPEs), and real estate-based financial instruments. The assets of the Portfolio SPEs will consist primarily of real estate and all other cash and investments they hold in various accounts. The Notes’ security interest in the collateral will be subordinated to the security interest in favor of lenders of credit facilities.

No Restriction on Issuance of Additional Debt

The Indenture does not limit the total principal amount of debt securities that the Company may issue under the Indenture, including other senior debt or secured obligations. The Company may issue debt securities from time to time in one or more series, with the same or different maturities or interest rates, at par, at a premium or with original issue discount up to the aggregate principal amount from time to time authorized by the Company for each series.

Events of Default and Notice Thereof

An event of default is generally defined by the Indenture to mean any of the following:

●	the Company’s failure to pay principal or interest on any Note upon a request for redemption therefor, which failure continues for 30 days;

●	the Company’s failure to comply with any of its covenants or obligations contained in the Indenture or the Notes and, after notice thereof from the Trustee or holders of at least 50% in principal amount of the Notes, such failure continues for 60 days;

●	the occurrence of certain events of bankruptcy, insolvency or reorganization.

The Indenture provides that the Trustee will, within 90 days after the occurrence of any default that is continuing and known to the Trustee, give the registered holders of Notes notice thereof, but, except in case of a default in the payment of principal or interest, the Trustee may withhold such notice if and for so long as the Trustee in good faith determines that withholding such notice is in the interest of those holders.

Acceleration of Maturity; Rescission and Annulment of Declaration of Default

If an event of default with respect to the Notes occurs and is continuing, then in every such case the Trustee or the holders of not less than fifty percent (50%) in the principal amount of the outstanding Notes may declare all of the Notes to be due and payable immediately, by a notice in writing to the Company (and to the Trustee if given by Holders), and upon any such declaration such principal amount shall become immediately due and payable.

Notwithstanding the foregoing, at any time after such a declaration of acceleration with respect to the Notes has been made and before a judgment or decree for payment of the money due has been obtained by the Trustee, the Company, by written notice to the Trustee, may rescind and annul such declaration and its consequences if:

(1)	the Company has paid or deposited with the Trustee a sum sufficient to pay:

a.	the principal amount of the Notes which have become due otherwise than by such declaration of acceleration and interest thereon at the rate or rates prescribed therefore in such Notes;

b.	to the extent that payment of such interest is lawful, interest upon overdue interest at the rate or rates prescribed therefore in such Notes, and

c.	all sums paid or advanced by the Trustee hereunder and the reasonable compensation, expenses, disbursements and advances of the Trustee, its agents and counsel; and

(2)	all events of default with respect to the Notes, other than the non-payment of the principal of Securities which have become due solely by such declaration of acceleration, have been cured or waived.

No such rescission shall affect any subsequent default or impair any right consequent thereon.

Supplemental Indentures

Supplemental indentures may be entered into by the Company and the Trustee for a series of debt securities with the consent of the Holders of a majority of the outstanding principal amount of that series, for the purpose of adding any provisions to, or changing in any manner or eliminating any of the provisions of, the Indenture or of modifying in any manner the rights of the Holders of each such series affected by such modification or amendment. However, no supplemental indenture may, among other things, without the consent of each Holder of any debt security affected:

●	reduce the principal amount of, or interest accrued on, any debt security;

●	change the maturity date of the principal, the interest payment dates or the place where, or currency in which, any debt securities are payable;

●	adversely affect the right of repayment at the option of any Holder for such debt securities that provide such right; or

●	reduce the percentage in principal amount of outstanding debt securities of any series, the consent of whose Holders is necessary to modify or amend the Indenture.

Under certain circumstances, supplemental indentures may also be entered into without the consent of the Holders.

Rights on Default

The Trustee, by notice to the Company, or the holders of at least 50% in principal amount of Notes, by notice to the Company and the Trustee, may declare the principal of and accrued but unpaid interest on all Notes due upon the happening of any of the events of default specified in the Indenture, but the holders of a majority of the outstanding principal amount of Notes may waive any default and rescind such declaration if the default is cured within the 30 day period thereafter, except a default in the payment of the principal of or interest on any Note. The holders of a majority of the outstanding principal amount of the Notes may direct the time, method and place of conducting any proceeding for any remedy available to, or exercising any power or trust conferred upon, the Trustee, but the Trustee may decline to follow any direction that conflicts with law or any provision of the Indenture, or is unduly prejudicial to the rights of the other holders of Notes or would involve the Trustee in personal liability. Holders may not institute any proceeding to enforce the Indenture unless the Trustee refuses to act for 90 days after request from the holders of a majority of the principal amount of the Notes and during that 90 day period the holders of a majority in principal amount do not give the Trustee a direction inconsistent with the request, and tender to the Trustee a satisfactory indemnity. Nevertheless, any holder may enforce the payment of the principal of and interest on that holder’s Notes upon a request therefore.

Private Placement

We are currently conducting a private placement of up to $500,000,000 to fund our investment and operational activities in a transaction that is exempt from the registration requirements of the Securities Act pursuant to Regulation 506(c) and Regulation S of 2% Secured Demand Notes pursuant to which we have issued $7,818,508  during the period from January 1, 2021 through March 31, 2021 (“Current Private Placement Notes”; together with 2018 Private Placement Notes and 2019 Private Placement Notes, collectively referred to as “Private Placement Notes”).

As of March 31, 2021, we have repaid the noteholders of the Private Placement Notes as a return of capital $22,221,792 of the principal and accrued interest of Private Placement Notes. As of March 31, 2021, we estimate the value of the aggregate outstanding principal amount and accrued interest estimated to be $8,493,183.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of iCap Vault 1, LLC and its subsidiaries, including, but not limited to, Vault Holding 1, LLC (collectively, the “Company” or “iCap Vault”), should be read in conjunction with the consolidated financial statements and the notes to those financial statements that are included elsewhere in this Annual Report on Form 10-K. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to the Company. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Note Regarding Forward-Looking Statements and Business sections in this Annual Report on Form 10-K. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

OVERVIEW

iCap Vault 1, LLC was formed as a Delaware limited liability company on July 30, 2018. Holding was formed as a Delaware limited liability company on September 27, 2018. Holding 1 was formed as a Delaware limited liability company on April 28, 2020. The Company has commenced only limited operations, primarily focused on organizational matters in connection with our Registered Offering. Each of Holding and Holding 1 was formed with the intention of owning one or more standalone subsidiaries which itself will hold income-producing real estate and financial instruments related to real estate in selected metropolitan statistical areas in the U.S. (each, a “Portfolio Investment”) with the objective of generating a rate of return from the Portfolio Investments that is greater than the costs necessary to purchase, finance and service them. Additionally, each of Holding and Holding 1 provides guaranties to secured demand noteholders of the Company. Holding provides such a guaranty to holders of private placement secured demand notes. Holding 1 shall provide a guaranty to holders of the notes the Company intends to offer through the Registered Offering. To date, Holding made a loan in the amount of $1,214,032, provided by the Company as an investment in Holding, to Colpitts Sunset LLC, an affiliated entity in exchange for a promissory note bearing 10% interest and secured by a deed of trust on property owned by Colpitts Sunset, LLC. Holding 1 has not commenced operations and has no assets and liabilities. The Company does not currently own any Portfolio Investments. iCap Vault Management, LLC, the manager (“Manager”) of the Company, was formed as a Delaware limited liability company on July 31, 2018, and has since been only engaged in limited operations. We intend to generate revenues in the following ways from our properties: from net rental income on our properties and from price appreciation of the properties upon their disposition. For the financial instruments secured by real estate that we invest in, we intend on generating revenues from the interest income received on such financial instruments.

We have no plans to change our business activities or to combine with another business, and we are not aware of any events or circumstances that might cause our plans to change. Neither management of the Company, nor the sole member of the Company, have any plans or arrangements to enter into a change of control, business combination or similar transaction or to change management.

Portfolio Investments may be held directly by the Company or held in a standalone wholly owned limited liability company (a “Portfolio SPE”) and one or more Portfolio SPEs may be held by a holding company that is wholly owned by the Company, rather than by the Company directly. The rental and interest income earned allows us to provide a rate of return to investors who acquire the Notes. The Notes will be secured by the membership interests in Vault Holding 1, LLC. The Company’s business plan targets primarily income-producing properties and seeks to acquire the properties debt-free, and the Company expects to generate income from the financial instruments that it may hold. The Portfolio Investments will serve as collateral for one or more credit facilities entered into by the Company or an affiliate of us.

The locations of the properties are determined by selecting metropolitan statistical areas upon consultation with market professionals, such as real estate analytics companies, title and escrow companies, real estate brokerages, land-use specialists, licensed surveyors and civil engineers, and in-depth internal review of economic data. The Company may adjust its investment criteria to accommodate changing market conditions, but will generally seek Portfolio Investments in attractive locations with strong rental income and a likelihood of long-term appreciation of value.

For the years ended December 31, 2020 and 2019, we generated no revenues, reported a net loss of $1,121,160 and $266,555, respectively, and had cash flow used in operating activities of $1,323,486 and $71,897, respectively. As of December 31, 2020, we had member’s deficit of $142,592. Our auditors have raised substantial doubt regarding our ability to continue as a going concern in the independent auditors’ report to the consolidated financial statements for the years ended December 31, 2020 and 2019 included in this annual report as a result of recurring losses, limited cash and no source of revenue sufficient to cover our cost of operation. See “Risk Factors—We have a history of operating losses and our auditors have indicated that there is a substantial doubt about our ability to continue as a going concern.”

Since our inception, we have not generated any revenues. We anticipate the commencement of generating revenues in the next twelve months. The capital to be raised in the Registered Offering has been budgeted to cover the costs associated with beginning to operate our Company, marketing expense, and acquisition related costs. We intend to use the majority of the proceeds from the Registered Offering for the acquisition of Portfolio Investments. However, closing and other acquisition related costs such as title insurance, professional fees and taxes will likely require cash. We do not have the ability to quantify any of the expenses as they will all depend on size of deal, price, and place versus procuring new financing, due diligence performed (such as appraisal, environmental, property condition reports), legal and accounting, etc. There is no way to predict or otherwise detail the expenses.

Recent Financings

Private Placements during 2018 – Notes

During the period from July 30, 2018 (inception) through December 31, 2018, we issued $370,869 aggregate principal amount of 2% Secured Demand Notes (“2018 Private Placement Notes”) to accredited investors in a private placement under Rule 506(c) of Regulation D of the Securities Act.

Private Placements during 2019 – Notes

During the year ended December 31, 2019, we issued $13,638,437 aggregate principal amount of 2% Secured Demand Notes (“2019 Private Placement Notes”) to accredited investors in a private placement under Rule 506(c) of Regulation D of the Securities Act.

Private Placements during 2020 – Notes

During the year ended December 31, 2020, we issued $8,789,282 aggregate principal amount of 2% Secured Demand Notes (“2020 Private Placement Notes”) to accredited investors in a private placement under Rule 506(c) of Regulation D of the Securities Act.

Recent Developments

COVID-19

The Company’s operations may be affected by the ongoing outbreak of the coronavirus disease 2019 (COVID-19) which in March 2020, was declared a pandemic by the World Health Organization. The ultimate disruption which may be caused by the outbreak is uncertain; however, it may result in a material adverse impact on the Company’s financial position, operations and cash flows. Possible areas that may be affected include, but are not limited to, disruption to the Company’s ability to make investments through its subsidiaries, negative impact to revenue related to real estate holdings, negative impact on its workforce, unavailability of professional services and other resources, disruption to credit markets necessary for success of the Company’s business model, and the decline in value of assets held by the Company’s subsidiaries.

The supply of housing inventory in certain geographical areas may become further restricted through a shutdown of construction activity. Additionally, a moratorium on real estate transactions may be imposed in reaction to the pandemic. These housing market impacts may limit the Company’s ability to acquire or dispose of real estate assets.

General employment in the region may continue to suffer as the pandemic continues. Some local governments have proposed rent or eviction moratoria, or similar programs of rent abatement, in response to the sudden upturn in unemployment. Any of these factors could cause a future decline in the market rate for residential rentals negatively impacting the Company’s income and cash flow from its real estate holdings.

Employees of affiliated companies could be medically or mentally affected by the pandemic and may be required to continue to work remotely, particularly given potential for complete or partial school closures. This situation could cause of reduction in productivity or the inability to complete critical tasks for the Company.

As of the date of this filing, the Company has not experienced significant impact related to the COVID-19 pandemic.

Private Placements during 2021 - Notes

We are currently conducting a private placement of up to $500,000,000 to fund our investment and operational activities in a transaction that is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Regulation 506(c) and Regulation S of 2% Secured Demand Notes pursuant to which we have issued $7,818,508  during the period from January 1, 2021 through March 31, 2021 (“Current Private Placement Notes”; together with 2018 Private Placement Notes, 2019 Private Placement Notes and 2020 Private Placement Notes, collectively referred to as “Private Placement Notes”).

As of March 31, 2021, we have repaid the noteholders of the Private Placement Notes as a return of capital $22,221,792 of the principal and accrued interest of Private Placement Notes. As of March 31, 2021, we estimate the value of the aggregate outstanding principal amount and accrued interest estimated to be $8,493,183.

On February 5, 2021, Chris Christensen formed iCap International Investments, LLC, a Washington limited liability company. Mr. Christensen holds a 51% ownership interest in the entity and he is also the manager. iCap International Investments, LLC signed a subscription agreement on February 8, 2021 and invested $10.00 in the Private Placement Notes. The entity subsequently made additional investments, and as of March 31, 2021, the total amount of outstanding Private Placement Notes held by iCap International Investments, LLC was $4,505,652. This entity has not made any demand repayment requests as of March 31, 2021.

Amended Private Placement Memorandum

Effective March 1, 2021, the Company released Supplement No. 2 to its private placement memorandum amending the Company’s private placement memorandum dated October 1, 2018. The amendment modified the interest rates on private placement secured demand notes and introduced an interest premium program that matches the rewards program associated with the public demand notes (see Note 1 of the financial statements). The amendment also allows the original security agreement and guaranty agreement to remain in place, removed the noteholder’s ability to exchange their notes for registered notes and amended the private placement memorandum to not terminate upon effectiveness of the registered offering.

Capital Contribution

In September 2020, iCap Vault, LLC received from its sole member, iCap Enterprises, a $1,535,000 capital contribution in the form of $1,150,000 in cash and an assumption by iCap Enterprises of iCap Vault 1, LLC’s indebtedness to an affiliate (iCap Investments, LLC) of $385,000. Concurrently, iCap Vault, LLC, the sole member of iCap Vault 1, LLC, made a $1,535,000 capital contribution to iCap Vault 1, LLC.

Affiliated Note Receivable

Effective October 13, 2020, Vault Holding, LLC made a loan to Colpitts Sunset, LLC, an affiliated entity, in the amount of $864,032, in exchange for a promissory note secured by a deed of trust on property owned by Colpitts Sunset, LLC and bearing interest of 10% per annum. Subsequent to December 31, 2020, the maturity date of the note was extended to June 30, 2021. iCap Vault 1, LLC provided Vault Holding, LLC, a directly wholly-owned subsidiary of iCap Vault 1, LLC and sister company to Vault Holding 1, LLC, the funds through an investment in Vault Holding, LLC.

Effective January 14, 2021, we amended and restated our promissory note from Colpitts Sunset, LLC, extending the maturity date to June 30, 2021 and increasing the total principal balance to a maximum of $1,500,000. On January 14, 2021, Vault Holding, LLC advanced an additional $350,000. As of March 31, 2021, $1,214,032 in principal and approximately $47,300 of interest is outstanding.

Registered Public Offering

On November 24, 2020, the SEC declared effective our registered public offering (the “Registered Offering”) of up to $500,000,000 aggregate principal amount of our Variable Denomination Floating Rate Demand Notes, marketed and sold as “Demand Notes” (“Notes”), under an effective Registration Statement (File No. 333-236458) (the “Registration Statement”). However, as of March 31, 2021, we have not engaged in the offer and sale of Notes under the Registration Statement as of yet as we are establishing our distribution strategy and seeking a no objection letter from FINRA, which has not yet been granted. We expect to use the net proceeds from the Registered Offering to pay for our operating costs, including on-going legal and accounting fees, finance costs associated with acquiring primarily multifamily properties and single-family residences, and costs associated with broker price opinions, title reports, recording fees, accounting costs and legal fees.

Plan of Operations

We believe we will need at least $500,000 to provide working capital and $500,000 for professional fees for the next 12 months. We will utilize from the initial $1,000,000 raised in the Registered Offering for such required amounts for working capital ($500,000) and professional fees ($500,000) for the next 12 months.

We hope to reach the following milestones in the next 12 months:

●	April 2021 - Begin fundraising.
●	May 2021 - Search for properties to purchase.
●	June 2021 - Purchase first property.

Acquisition will depend highly on our funds, the availability of those funds, availability of assets that meet our investment criteria and the size of the assets to be acquired. There can be no assurance that we will be able to successfully complete such acquisition.

RESULTS OF OPERATIONS

Results of Operations for the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

Operating Expenses

Operating expenses for the year ended December 31, 2020 were $1,100,663 as compared to $217,607 for the year ended December 31, 2019. The increase in expenses is primarily due to increased general and administrative expenses. These expenses were higher for the year ended December 31, 2020 due to increased professional fees associated with preparing for our Registered Offering.

Other Expense

Interest expense decreased to $20,497 for the year ended December 31, 2020 as compared to $48,948 for the year ended December 31, 2019. The decrease in interest expenses is driven by a one-time issuance and subsequent repayment of an individually significant Private Placement Note of $10,000,000 during 2019, resulting in approximately $21,000 of interest in 2019.

Net Loss

Net loss for the year ended December 31, 2020 was $1,121,160 compared to a net loss of $266,555 for the year ended December 31, 2019. The increase in net loss was primarily due to increased general and administrative expenses during the year ended December 31, 2020 as compared to the year ended December 31, 2019.

LIQUIDITY AND CAPITAL RESOURCES

Years Ended December 31, 2020 and 2019

The following table sets forth a summary of our net cash flows for the periods indicated:

	For the Year Ended	For the Year Ended
	December 31, 2020	December 31, 2019
Net cash flows from total operating activities	$(1,323,486)	$(71,897)
Net cash flows from total investing activities	$(1,184,518)	$(7,248)
Net cash flows from total financing activities	$2,696,460	$673,590

The Company used cash in operating activities of $1,323,486 for the year ended December 31, 2020 as compared to $71,897 for the year ended December 31, 2019. The increased use of cash is primarily the result of a net loss of $1,121,160 reflecting an increase general and administrative expenses. Interest accrued on private placement secured demand notes of $27,813 was reinvested by holders into private placement secured demand notes.

During the year ended December 31, 2020, the Company received $8,674,282 of proceeds from the issuance of private placement secured demand notes, contribution to member’s equity of $1,150,000, and repaid $7,127,822 of principal on notes payable. During the year ended December 31, 2019, the Company received $13,638,437 of proceeds from the issuance of private placement secured demand notes and repaid $12,964,847 of principal on notes payable.

Liquidity and Going Concern

In September 2020, iCap Vault, LLC received from its sole member, iCap Enterprises, a $1,535,000 capital contribution in the form of $1,150,000 in cash and an assumption by iCap Enterprises of iCap Vault 1, LLC’s indebtedness to an affiliate (iCap Investments, LLC) of $385,000. Concurrently, iCap Vault, LLC, the sole member of iCap Vault 1, LLC, made a $1,535,000 capital contribution to iCap Vault 1, LLC, the issuer of the demand notes in the Registered Offering. In addition, iCap Vault, LLC intends to make additional capital contributions in the future to iCap Vault 1, LLC as needed to sustain positive net worth in the Company. iCap Vault 1, LLC expects its operating expenses related to its Registered Offering to decrease significantly in the near future. To date, the majority of iCap Vault 1, LLC’s expenses have been in connection with its Registered Offering, including, without limitation, legal, accounting, auditing, printing, blue-sky compliance and other expenses. As of the date of this annual report, iCap Vault 1, LLC has paid all required SEC, FINRA and blue-sky filing fees, and has therefore already expended the majority of the funds required to commence the Registered Offering. On-going operating expenses will be primarily focused on asset acquisition, asset monetization, and asset disposition.

We are currently conducting a private placement of up to $500,000,000 to fund our investment and operational activities in a transaction that is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Regulation 506(c) and Regulation S of 2% Secured Demand Notes pursuant to which we have issued $7,818,508 during the period from January 1, 2021 through March 31, 2021 (“Current Private Placement Notes”; together with 2018 Private Placement Notes, 2019 Private Placement Notes and 2020 Private Placement Notes, collectively referred to as “Private Placement Notes”). As of March 31, 2021, we have repaid the noteholders of the Private Placement Notes as a return of capital $22,221,792 of the principal and accrued interest of Private Placement Notes. As of March 31, 2021, we estimate the value of the aggregate outstanding principal amount and accrued interest estimated to be $8,493,183.

The consolidated financial statements for the years ended December 31, 2020 and 2019 have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has reported recurring losses and has not generated positive net cash flows from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Our auditors have raised substantial doubt regarding our ability to continue as a going concern in the independent auditors’ report to the consolidated financial statements for the years ended December 31, 2020 and 2019 included in this annual report as a result of recurring losses, limited cash and no source of revenue sufficient to cover our cost of operations. If the Company is not successful in raising sufficient capital, or if it does not have access to sufficient credit from outside parties or related parties, it may have to delay or reduce expenses, or curtail operations, due to the fact that its current cash and capital resources are not sufficient to meet its needs for the 12 months following the date of this filing. The accompanying consolidated financial statements for the years ended December 31, 2020 and 2019 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that could result should the Company not continue as a going concern.

Assets

At December 31, 2020 and December 31, 2019, we had total assets of $2,154,789 and $931,561, respectively. Assets consist primarily of the cash accounts held by the Company, inclusive of $224,261 and $105,334 of restricted cash on December 31, 2020 and December 31, 2019, respectively. In addition, the Company holds a promissory note with an affiliated entity totaling $871,232.

Liabilities

At December 31, 2020 and December 31, 2019, we had total liabilities of $2,297,381 and $1,487,993, respectively. The increase was primarily due to the issuance of private placement secured demand notes of $8,789,282 offset by the redemption of $7,627,822 of private placement secured demand notes.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

CRITICAL ACCOUNTING POLICIES

See Note 1 of the notes to our audited consolidated financial statements on page F-7 of this annual report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to Pages F-1 through F-13 comprising a portion of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and principal financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective.

The Company does not have an effective control environment because we do not yet have formalized internal control policies and procedures as it relates to financial reporting. In addition, the Company does not yet have sufficient resources to provide appropriate segregation of duties related to the preparation and review of information used in financial reporting, as well as review controls over the financial statement reporting process.

Since becoming a publicly-traded company on November 24, 2020, we have initiated and are continuing to recruit and hire additional accounting and financial personnel, establish policies and procedures for timely and accurate financial reporting, upgrade our internal accounting systems, and make various other efforts to remediate these weaknesses in our internal control. Management understands and appreciates the need to rapidly establish an effective system of internal controls over financial reporting.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Manager

Pursuant to the terms and conditions of the Amended and Restated Limited Liability Company Operating Agreements of iCap Vault 1, LLC and the Amended and Restated Limited Liability Company Operating Agreement of Vault Holding 1, LLC (“Operating Agreements”), all decisions regarding the management and operations of the Company will be made by iCap Vault Management, LLC (the “Manager”), provided, however, that the Manager may designate any officers of the Company to have control or authority with respect to one or more decisions or areas of operation, and may include such limitations or restrictions on such power as they may deem reasonable. iCap Vault 1, LLC was formed by iCap Vault, LLC which adopted the Operating Agreement of iCap Vault 1, LLC which elected the Manager. Vault Holding 1, LLC was formed by iCap Vault 1, LLC which adopted the Operating Agreement of Vault Holding 1, LLC which also elected the Manager. The Manager and its affiliates have the exclusive right and power to manage and operate our Company.

The following summarizes some of the key provisions of the Operating Agreements. This summary is qualified in its entirety by the Operating Agreements themselves, which were filed as exhibits to the Registration Statement and are incorporated herein by reference.

Operating Agreements

Services to be Provided

Pursuant to the terms and conditions of the Operating Agreements, the Manager will provide us, through itself directly or through its affiliates, with the following services to the Company:

(i)	entity-level services for the Company, including:

(A)	evaluation and acquisitions of investments;
(B)	oversight and management of banking activities;
(C)	management of preparation and filing of Securities and Exchange Commission and other corporate filings;
(D)	financial, accounting and bookkeeping services, including retention of an auditor for the Company;
(E)	record keeping, shareholder or Noteholder registrar and regulatory compliance, including Indenture Trustee, Collateral Agent, and Paying Agent services;
(F)	tax reporting services;
(G)	bill payment;
(H)	selecting and negotiating insurance coverage for the Company and its subsidiaries, which may include operational errors and omissions coverage and managers’ and officers’ coverage;
(I)	maintain the Company’s membership and Unit ledger and coordinating activities of the Company’s related parties;
(J)	software and technology services; and

(ii)	transactional, extraordinary or non-routine services, including:

(A)	legal and professional transactional services;
(B)	negotiation of terms of potential acquisition and sale of assets and the execution of documents related thereto;
(C)	obtaining appraisals and statements of condition in connection with a sale transaction relating to the assets of the Company;
(D)	other transaction-related services, including management of costs, payments and expenditures relating to the assets of the Company or the Company;

(E)	administrative services in connection with liquidation or winding up of the Company;
(F)	managing litigation, judicial proceedings or arbitration, including the defense and or settlement of any claims;
(G)	other non-routine or extraordinary services; and
(H)	additional services as contemplated in the Operating Agreements

Third Parties and Exclusivity

Pursuant to the Operating Agreements, the Manager may, to the extent it determines that it would be advisable, arrange for and coordinate the services of other professionals, experts and consultants to provide any or all of the services under the Operating Agreements in which case, the costs and expenses of such third parties for providing such services shall be borne by the Company with it being understood that the Manager shall not charge any fees in addition thereto with respect to such outsourced services but the Manager shall be entitled to reimbursement for third party costs incurred in connection with such services.

The obligations of the Manager to us are not exclusive. The Manager may, in its discretion, render the same or similar services as rendered to us to any person or persons whose business may be in direct or indirect competition with us.

Compensation of the Manager and Reimbursement

In return for the provision of the services by the Manager to iCap Vault 1, LLC and Vault Holding 1, LLC and for the other actions of the Manager under the Operating Agreements, iCap Vault 1, LLC will pay iCap Vault Management, LLC an annual management fee (“Management Fee”) equal to (i) 1.30% of the outstanding aggregate principal balances of these registered Notes and (ii) 1.00% of the outstanding aggregate principal balance of the privately placed Secured Demand Notes offered pursuant to that certain Private Placement Memorandum of the Company dated October 1, 2018 (“Private Placement Notes”). The Management Fee will be paid in arrears on the last day of each calendar quarter and will be calculated on the average daily outstanding principal balances of the Notes and Private Placement Notes during the applicable quarter.

Prior to January 1, 2020, certain expenses of the Company’s affiliated entities were allocated to the Company. The affiliated entities include iCap Equity, LLC and iCap PNW Management LLC. These allocations were based on several factors including size of notes payable, number of individual investors, and term of operations with an allocation period. Effective January 1, 2020, management decided to increase the Management Fee from 1.00% to 1.30% of outstanding aggregate principal balances of the Notes in lieu of allocating expenses from affiliated entities to the Company. Therefore, when the Company issues these registered Notes, the management fee paid by the Company shall be 1.30% of outstanding aggregate principal balances of the Notes. The management fee of 1.00% of the outstanding aggregate principal balance of the Private Placement Notes will remain the same. The Manager or an affiliate of the Manager may elect to pay any Company expenses, in which event the Company will reimburse such party for those out-of-pocket costs. The amount of reimbursable cost incurred to date is approximately $392,000. Additionally, in the event any personnel of the Manager or its affiliates perform any professional service for the Company, the Company shall pay the Manager or such affiliate(s) for such services at rates that are no higher than is standard in the market.

The Manager may charge the Company or any of its subsidiaries an underwriting fee to cover the costs of due diligence and underwriting involved in closing a real estate purchase or disposition. The underwriting fee will be paid at the time of purchase or disposition, will be non-refundable, and is expected to generally be less than $10,000 per transaction. Additionally, in the event the Company or the Manager acquires or becomes an affiliate of a real estate brokerage company, the Company may pay customary brokerage fees to such entity for the acquisition or disposition of the Company’s assets.

If the Manager, or an affiliate of the Manager or the Company, guarantees, whether personally or otherwise, a loan, bond or other obligation, including an indemnification agreement, of the Company or any of its subsidiaries, such guarantor will be entitled to receive from the benefiting entity an annual fee equal to 1% of the total amount of the credit facility, bond amount, or other obligation subject to the guarantee.

Appointment of Officers

At any time, the Manager may appoint and replace individuals as officers or agents of the Company (“Officers”) with such titles as the Manager may elect to act on behalf of the Company with such power and authority as the Manager may delegate to such persons. Any number of offices may be held by the same person. Officers shall hold their offices for such terms as shall be determined from time to time by the Manager. Unless otherwise determined and set forth by the Manager and subject to the policies and procedures of the Company applicable to Officers and employees, each Officer shall have the powers, rights and obligations as are customarily held and exercised by other persons in similar positions in limited liability companies organized under the Delaware Act. The Officers shall hold office until their successors are chosen and qualified. Any Officer may be removed at any time, with or without cause, by the Manager. The Officers may also be officers or employees of other Persons. The Officers, to the extent of their powers set forth in the Operating Agreements or otherwise vested in them by action of the Manager not inconsistent with the Operating Agreements, are agents of the Company for the purpose of the Company’s business and the actions of the Officers taken in accordance with such powers shall bind the Company.

Indemnification

Subject to certain limitations, our Operating Agreements provides that we have the power to indemnify certain persons, as follows:

Our Operating Agreements provide that we shall indemnify any person who was or is a party to or witness in or is threatened to be made a party to or witness in any threatened, pending or completed lawsuit, claim or proceeding (each a “Proceeding”) (whether or not by or in our right) by reason of the fact that the person is or was the Manager, against expenses (including attorneys’ fees, accountants fees, and expenses of investigation), judgments, fines and amounts paid in settlement incurred by such person, provided that all of the following conditions are met:

●	The Manager has determined, in good faith, that the course of conduct which caused the loss or liability was in our best interest;

●	the person was acting on our behalf of or performing services for us;

●	such liability or loss was not the result of negligence or misconduct by the person seeking indemnification; and

●	such indemnification shall be recoverable only out of our assets and not from Members.

The Manager or any person acting as broker-dealer will not be indemnified for any losses, liabilities or expenses arising from or out of an alleged violation of federal or state securities laws associated with an offer and sale of securities unless one of the following conditions are met as to the person seeking indemnification:

●	there has been a successful adjudication on the merits of each count involving alleged securities law violations;

●	such claims have been dismissed with prejudice by a court of competent jurisdiction; or

●	a court of competent jurisdiction approves a settlement of the claims and finds that indemnification of the settlement and related costs should be made after such court has been advised of the position of the Securities and Exchange Commission and of any state securities regulatory authority in which securities were offered or sold.

We will advance expenses to any current or former Manager (or its affiliates) at such times and in such amounts as shall be requested by such person provided that the Proceeding relates to the performance of duties or services on our behalf, the Proceeding was initiated by a person who is not a Member or the advancement of expenses is specifically approved by a court of competent jurisdiction, and the person receiving the advance undertakes to repay the funds advanced if it is ultimately determined that such person is not entitled to indemnification.

We have the power to indemnify any person other than the Manager or its affiliates who was or is a party to or witness in or is threatened to be made a party to or witness in any threatened, pending or completed Proceeding (whether or not by or in our right) by reason of the fact that the person is or was an officer or employee or agent of us, or is or was serving at our request as a manager, director, officer, trustee, receiver, general partner, employee, agent of or in a similar capacity for another person, against expenses (including attorneys’ fees, accountants fees, and expenses of investigation), judgments, fines and amounts paid in settlement incurred by the person in connection with such Proceeding, upon the determination by the Manager that indemnification is appropriate and subject to such terms and conditions or undertakings as the Manager in its discretion shall impose. We may advance expenses to any such person (other than the Manager or its affiliates) at such times and in such amounts as shall be requested by such person and approved by the Manager in its discretion provided that:

●	the Proceeding relates to the performance of duties or services on our behalf;

●	the Proceeding was initiated by a person who is not a Member or the advancement of expenses is specifically approved by a court of competent jurisdiction, and

●	the person receiving the advance undertakes to repay the funds advanced if it is ultimately determined that such person is not entitled to indemnification.

If a person has been successful on the merits or otherwise as a party to any Proceeding, or with respect to any claim, issue or matter therein (to the extent that a portion of the expenses can be reasonably allocated thereto), the person will be indemnified against expenses actually and reasonably incurred by the person in connection with the Proceeding. We may purchase and maintain directors’ and officers’ liability insurance or errors and omissions insurance or similar insurance on behalf of any person, except that we may not incur costs for liability insurance for any liability as to which indemnification by us is prohibited.

Amendment of Operating Agreements

The Operating Agreements may be amended or modified from time to time only by a written instrument adopted by the Manager and executed and agreed to by the Members holding a majority of the units entitled to vote. The Operating Agreements may be amended by the Managers without the consent of the Members: (i) to evidence the joinder of a new Member of the Company; (ii) in connection with the transfer of membership interests by members; (iii) as otherwise required to reflect capital contributions, distributions and similar actions.

Executive Officers and Managers of iCap Vault 1, LLC and Vault Holding 1, LLC and Members of the Board of Managers of the Manager

As of the date of this filing, the executive officers and managers of iCap Vault 1, LLC and Vault Holding 1, LLC and members of the Board of Managers of the Manager are as follows:

Name	Age	Position
Chris Christensen	45	Chief Executive Officer and a manager of iCap Vault 1, LLC and Vault Holding 1, LLC; Board Member of Manager

Jim Christensen	36	Chief Operating Officer and a manager of iCap Vault 1, LLC and Vault Holding 1, LLC; Board Member of Manager

Joseph Turner	38	Controller of iCap Vault 1, LLC and Vault Holding 1, LLC; Board Member of Manager

Chris Christensen. Mr. Christensen has served as the Chief Executive Officer and a manager of iCap Vault 1, LLC and Vault Holding 1, LLC since July 30, 2018 and April 28, 2020, respectively, and Chief Executive Officer and Board Member of the Manager since November 2018. Since 2011, he has served as the Chief Executive Officer of iCap Enterprises. From August 2007 to August 2011, Mr. Christensen served as President of Altius Development, Inc., the predecessor to iCap Enterprises. Mr. Christensen brings knowledge and experience in the legal, finance and real estate industries, where he previously served as a licensed attorney. His experience in financial structuring, legal compliance, and fund management will help the Company achieve its goals of providing a reliable investment experience for its investors. He is a graduate of the University of Utah with a B.S. in Economics in May 2001, Seattle University School of Law with a J.D. in May 2004, and Seattle University Albers School of Business and Economics with a Master of International Business degree in November 2005. Mr. Christensen was joined as a party to a civil lawsuit initiated in July 2014 claiming Breach of Contract, in which he won on all claims against him, the claims were dismissed, and he was awarded attorney’s fees. Chris Christensen is the brother of Jim Christensen. Mr. Christensen does not hold, and has not previously held, any directorships in any reporting companies.

Jim Christensen. Mr. Christensen has served as the Chief Operating Officer and a manager of iCap Vault 1, LLC and Vault Holding 1, LLC since July 30, 2018 and April 28, 2020, respectively, and Chief Operating Officer and Board Member of the Manager since November 2018. Since 2011, Mr. Christensen has also served as the Chief Operating Officer of iCap Enterprises. He assists the Chief Executive Officer with the day-to-day operations of iCap Enterprises and its investment funds, including overseeing investment underwriting, project and construction management, project financing, and processes related to acquisition and disposition of Portfolio Investments. Since 2011, Mr. Christensen managed all aspects of construction, development, finance and risk control of multifamily and single family residential and commercial real estate projects throughout Washington State for iCap Enterprises and Edge Construction, LLC. He has experience dealing with jurisdictional issues relating to site development and vertical construction, as well as budget preparation, project underwriting and legal structuring. Mr. Christensen holds a Master of Business Administration degree and a Bachelor of Arts degree in Economics from the University of Washington. Jim Christensen is the brother of Chris Christensen. Mr. Christensen does not hold, and has not previously held, any directorships in any reporting companies.

Joseph Turner CPA. Mr. Turner has served as the principal financial officer and principal accounting officer of iCap Vault 1, LLC and Vault Holding 1, LLC since February 5, 2021. He has also served as the Controller of iCap Vault 1, LLC, Vault Holding 1, LLC, the Manager, and iCap Enterprises since May 2020. Prior to that time, Mr. Turner served as Vice President at BlackRock since October 2015. Mr. Turner is a graduate of Seattle University with a Bachelor of Arts in Business Administration Accounting in June 2007. Mr. Turner does not hold, and has not previously held, any directorships in any reporting companies.

Limited Liability and Indemnification of the Manager and Others

Subject to certain limitations, our Operating Agreements provide that we have the power to indemnify certain persons, as follows:

Our Operating Agreements provide that we shall indemnify any person who was or is a party to or witness in or is threatened to be made a party to or witness in any threatened, pending or completed lawsuit, claim or proceeding (each a “Proceeding”) (whether or not by or in our right) by reason of the fact that the person is or was the Manager, against expenses (including attorneys’ fees, accountants fees, and expenses of investigation), judgments, fines and amounts paid in settlement incurred by such person, provided that all of the following conditions are met:

●	The Manager has determined, in good faith, that the course of conduct which caused the loss or liability was in our best interest;

●	the person was acting on our behalf of or performing services for us;

●	such liability or loss was not the result of negligence or misconduct by the person seeking indemnification; and

●	such indemnification shall be recoverable only out of our assets and not from Members.

The Manager or any person acting as broker-dealer will not be indemnified for any losses, liabilities or expenses arising from or out of an alleged violation of federal or state securities laws associated with an offer and sale of securities unless one of the following conditions are met as to the person seeking indemnification:

●	there has been a successful adjudication on the merits of each count involving alleged securities law violations;

●	such claims have been dismissed with prejudice by a court of competent jurisdiction; or

●	a court of competent jurisdiction approves a settlement of the claims and finds that indemnification of the settlement and related costs should be made after such court has been advised of the position of the Securities and Exchange Commission and of any state securities regulatory authority in which securities were offered or sold.

We will advance expenses to any current or former Manager (or its affiliates) at such times and in such amounts as shall be requested by such person provided that the Proceeding relates to the performance of duties or services on our behalf, the Proceeding was initiated by a person who is not a Member or the advancement of expenses is specifically approved by a court of competent jurisdiction, and the person receiving the advance undertakes to repay the funds advanced if it is ultimately determined that such person is not entitled to indemnification.

We have the power to indemnify any person other than the Manager or its affiliates who was or is a party to or witness in or is threatened to be made a party to or witness in any threatened, pending or completed Proceeding (whether or not by or in our right) by reason of the fact that the person is or was an officer or employee or agent of us, or is or was serving at our request as a manager, director, officer, trustee, receiver, general partner, employee, agent of or in a similar capacity for another person, against expenses (including attorneys’ fees, accountants fees, and expenses of investigation), judgments, fines and amounts paid in settlement incurred by the person in connection with such Proceeding, upon the determination by the Manager that indemnification is appropriate and subject to such terms and conditions or undertakings as the Manager in its discretion shall impose. We may advance expenses to any such person (other than the Manager or its affiliates) at such times and in such amounts as shall be requested by such person and approved by the Manager in its discretion provided that:

●	the Proceeding relates to the performance of duties or services on our behalf;

●	the Proceeding was initiated by a person who is not a Member or the advancement of expenses is specifically approved by a court of competent jurisdiction, and

●	the person receiving the advance undertakes to repay the funds advanced if it is ultimately determined that such person is not entitled to indemnification.

Insofar as the foregoing provisions permit indemnification of board members, officers or persons controlling us for liability arising under the Securities Act, we have been informed that, in the opinion of the SEC and state securities regulators, this indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Term and Removal of the Manager

Our Operating Agreements provide that the Manager will serve as our manager, but that the Manager may be removed or replaced by a vote of the members holding a majority of the units.

In the event of the removal of the Manager, the Manager will cooperate with us and take all reasonable steps to assist in making an orderly transition of the management function.

Family Relationships

Chris Christensen, the Company’s Chief Executive Officer, a manager of iCap Vault 1, LLC and Holding 1, and a Board member of the Manager is the brother of Jim Christensen, the Company’s Chief Operating Officer, a manager of iCap Vault 1, LLC and Holding 1, and a Board member of the Manager. Other than the foregoing, there are no family relationships between any of our managers or executive officers.

Committees

The Board of Managers of the Manager has not adopted corporate governance measures such as an audit or other independent committee (such as a compensation committee or corporate governance and nominating committee) of its board of managers, as the Manager presently does not have independent managers on its Board of Managers. If the Manager expands its board membership in future periods to include additional independent managers, the Manager may seek to establish an audit and other committee of its Board of Managers.

Code of Ethics

We have not yet adopted a code of ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. We expect that we will adopt a code of ethics in the near future.

Involvement in Certain Legal Proceedings

No executive officer of the Manager, member of the board of managers of the Manager, or significant employee or control person of our Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

ITEM 11. EXECUTIVE COMPENSATION

The Manager and its affiliates will receive certain fees and expense reimbursements for services relating to our Registered Offering and the acquisition, maintenance and sale of real estate constituting the Portfolio Investments. The items of compensation are summarized below. Neither the Manager nor their affiliates will receive any selling commissions or dealer manager fees in connection with the offer and sale of the Notes.

The following table sets forth the form of compensation and the recipient of such compensation together with the determination of the amount and the estimated amount.

Form of Compensation and Recipient	Determination of Amount	Estimated Amount
Annual Fund Management fee paid to our Manager	In return for the provision of the services by Manager and for the other actions of the Manager under the Operating Agreements, the Company will pay the Manager an annual management fee.	Annual management fee (“Management Fee”) equal to (i) 1.30% of the outstanding aggregate principal balances of the Notes and (ii) 1.00% of the outstanding aggregate principal balance of the privately placed Secured Demand Notes offered pursuant to that certain Private Placement Memorandum of the Company dated October 1, 2018 (“Private Placement Notes”). The Management Fee will be paid in arrears on the last day of each calendar quarter and will be calculated on the average daily outstanding principal balances of the Notes and Private Placement Notes during the applicable quarter.

Underwriting Fees paid to our Manager	The Manager may charge the Company or any of its subsidiaries an underwriting fee to cover the costs of due diligence and underwriting involved in closing a real estate purchase or disposition. The underwriting fee will be paid at the time of purchase or disposition and will be non-refundable.	Actual amounts are dependent upon the costs of due diligence and underwriting involved in closing a real estate purchase or disposition and we cannot determine these amounts at the present time. However, we expect the fee to generally be less than $10,000 per transaction.

Guarantor Fee paid to any guarantor of debt or other obligations (excluding the guarantee of the Notes)	If the Manager, or an affiliate of the Manager or the Company, guarantees or provides indemnification, whether personally or otherwise, on a loan, bond or other obligation of the Company or any of its subsidiaries, such guarantor will be entitled to receive from the benefiting entity an annual fee equal to 1% of the total amount of the credit facility, bond amount, indemnification contract or other obligation subject to the guarantee. Notwithstanding the foregoing, this annual fee is not intended to apply to the guarantee of Vault Holding 1, LLC of the Notes and, therefore, no annual fee shall be payable to Vault Holding 1, LLC for guaranteeing the Notes.	Annual fee equal to 1% of the total amount of the credit facility, bond amount, indemnification contract, or other obligation subject to the guarantee. Notwithstanding the foregoing, this annual fee is not intended to apply to the guarantee of Vault Holding 1, LLC of the Notes and, therefore, no annual fee shall be payable to Vault Holding 1, LLC for guaranteeing the Notes.

Reimbursement of Expenses paid to our Manager	The Manager may elect to pay any of the Company expenses, in which event the Company will reimburse the Manager for those out-of-pocket costs.	Actual amounts are dependent upon the amount and timing of payments received and we cannot determine these amounts at the present time.

Compensation of Executive Officers of Manager

We do not currently have any employees nor do we currently intend to hire any employees who will be compensated directly by us. Each of the executive officers of the Manager receive compensation for his or her services, including services performed for us on behalf of the Manager, from iCap Enterprises. As executive officers of the Manager, these individuals will serve to manage our day-to-day affairs and acquire, maintain, promote and sell the assets constituting the Portfolio Investments. Although we will indirectly bear some of the costs of the compensation paid to these individuals, through fees we pay to the Manager, we do not intend to pay any compensation directly to these individuals.

Compensation of the Manager’s Board of Managers

We do not compensate anyone on the Board of Managers of the Manager.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

iCap Vault 1, LLC

The following table sets forth information about the current beneficial ownership of iCap Vault 1, LLC at March 31, 2021 for:

●	each person known to us to be the beneficial owner of more than 5% of the membership interests;

●	each named executive officer of the Manager;

●	each member of the Board of Managers of the Manager; and

●	all of the executive officers of the Manager and members of the Board of Managers of the Manager as a group.

Unless otherwise noted below, the address for each beneficial owner listed on the table is in care of iCap Vault 1, LLC, 3535 Factoria Blvd. SE, Suite 500, Bellevue, WA 98006. We have determined beneficial ownership in accordance with the rules of the SEC. We believe, based on the information furnished to us, that the persons and entities named in the tables below have sole voting and investment power with respect to all membership interests that they beneficially own, subject to applicable community property laws.

	Membership Interests Beneficially Owned
Name of Beneficial Owner	Number	Percent
Named Executive Officers of iCap Vault 1, LLC and Board of Managers of the Manager:
Chris Christensen, Chief Executive Officer(1)(2)	1,000	100%
Jim Christensen, Chief Operating Officer(1)	-	0%
All executive officers and Members of the Board of Managers of the Manager as a group (3 persons)	1,000	100%

5% holders:
iCap Vault, LLC(3)	1,000	100%

(1)	All named individuals are also members of the Board of Managers of the Manager.

(2)	Chris Christensen indirectly beneficially owns 1,000 membership interests in iCap Vault 1, LLC, representing 100% of the membership interests in iCap Vault 1, LLC. In light of this beneficial ownership, Mr. Christensen has the power to vote and dispose of 100% of the membership interests of iCap Vault 1, LLC and controls iCap and iCap Vault 1, LLC.

(3)	iCap Vault, LLC directly beneficially owns 1,000 membership interests in iCap Vault 1, LLC, representing 100% of the membership interests in iCap Vault 1, LLC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We are subject to various conflicts of interest arising out of our relationship with our Manager and its affiliates. These conflicts are discussed below and this section is concluded with a discussion of the corporate governance measures we have adopted to mitigate some of the risks posed by these conflicts.

In addition to the compensation arrangements discussed in the section titled Item 11 of this Form 10-K, the following is a description of each transaction since January 1, 2019 and each currently proposed transaction in which:

●	We have been or will be a participant;

●	The amount involved exceeds one percent of our total assets; and

●	In which our Manager, any of the Manager’s executive officers, or members of the Manager’s board of managers, any of the related iCap entities or their applicable beneficial owners, or beneficial owners of more than 5% of the membership interests or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

Funding of iCap

Chris Christensen, is the individual responsible for funding iCap Enterprises and is also able to control the activities of all of the iCap Enterprises entities as well as our Company. Mr. Christensen is also the Chief Executive Officer and a manager of iCap Vault 1, LLC, Holding, and Holding 1 and a member of the Board of Managers of our Manager. He owns a majority interest in the entities that control iCap Vault 1, LLC, Holding, and Holding 1 and has the ability to select or replace members of the Board of Managers of our Manager, as well as any officers of iCap Vault 1, LLC, Holding, and Holding 1 and our Manager.

Operating Agreement and Fees Paid to Affiliates

In return for the provision of the services by Manager and for the other actions of the Manager under the Operating Agreements, the Company will pay the Manager an aggregate annual management fee equal to (i) 1.30% of the outstanding aggregate principal balances of these registered Notes and (ii) 1.00% of the outstanding aggregate principal balance of the privately placed Secured Demand Notes offered pursuant to that certain Private Placement Memorandum of the Company dated October 1, 2018 (“Private Placement Notes”). The Management Fee will be paid in arrears on the last day of each calendar quarter and will be calculated on the average daily outstanding principal balances of the Notes and Private Placement Notes during the applicable quarter.

Prior to January 1, 2020, certain expenses of the Company’s affiliated entities were allocated to the Company. The affiliated entities include iCap Equity, LLC and iCap PNW Management LLC. These allocations were based on several factors including size of notes payable, number of individual investors, and term of operations with an allocation period. Effective January 1, 2020, management decided to increase the Management Fee from 1.00% to 1.30% of outstanding aggregate principal balances of the Notes in lieu of allocating expenses from affiliated entities to the Company. Therefore, when the Company issues these registered Notes, the management fee paid by the Company shall be 1.30% of outstanding aggregate principal balances of the Notes. The management fee of 1.00% of the outstanding aggregate principal balance of the Private Placement Notes will remain the same. The Manager or an affiliate of the Manager may elect to pay any Company expenses, in which event the Company will reimburse such party for those out-of-pocket costs. The amount of reimbursable cost incurred to date is approximately $392,000.

The Manager may charge iCap Vault 1, LLC, Holding 1 or any of their subsidiaries an underwriting fee to cover the costs of due diligence and underwriting involved in closing a real estate purchase or disposition. The underwriting fee will be paid at the time of purchase or disposition and will be non-refundable. Additionally, in the event iCap Vault 1, LLC, Holding 1 or the Manager acquires or becomes an affiliate of a real estate brokerage company, iCap Vault 1, LLC and Holding 1 may pay customary brokerage fees to such entity for the acquisition or disposition of iCap Vault 1, LLC’s and Holding 1’s assets.

If the Manager, or an affiliate of the Manager, iCap Vault 1, LLC and Holding 1, guarantees, whether personally or otherwise, a loan, bond or other obligation, including an indemnification agreement, of iCap Vault 1, LLC, Holding 1 or any of their subsidiaries, such guarantor will be entitled to receive from the benefiting entity an annual fee equal to 1% of the total amount of the credit facility, bond amount, or other obligation subject to the guarantee.

Beneficial Owner of Affiliated Entities

Chris Christensen is the indirect beneficial owner of all of the iCap Enterprises affiliated entities. Mr. Christensen is the individual responsible for funding iCap Enterprises and is also able to control the activities of all of the iCap Enterprises entities as well as iCap Vault 1, LLC, Holding 1 and the Manager. Mr. Christensen could have conflicts with his personal real estate investments and the collection of real estate constituting Portfolio Investments, or Mr. Christensen could simply stop funding iCap Enterprises and cause it to cease to exist.

Our Affiliates’ Interests in Other iCap Entities

General

The officers and board members of the Manager and the key professionals of iCap Enterprises who perform services for us on behalf of the Manager are also officers, board members, managers, and/or key professionals of iCap Enterprises and other iCap Enterprises entities. These persons have legal obligations with respect to those entities that are similar to their obligations to us. In the future, these persons and other affiliates of iCap Enterprises may organize other real estate acquisition programs and acquire for their own account real estate. In addition, iCap Enterprises may grant equity interests in the Manager, iCap Enterprises, or any of the iCap Enterprises subsidiaries to certain management personnel performing services.

Allocation of Our Affiliates’ Time

We rely on iCap Enterprises and its key professionals who act on behalf of the Manager, including Chris Christensen and Jim Christensen for the day-to-day operations of our business. Messrs. Chris Christensen and Jim Christensen are also the Chief Executive Officer and Chief Operating Officer of the Manager, respectively, and are officers of the other iCap Enterprises entities. As a result of their interests in other iCap Enterprises entities, their obligations to other investors and the fact that they engage in and will continue to engage in other business activities on behalf of themselves and others, they will face conflicts of interest in allocating their time among us, the Manager and other iCap Enterprises entities and other business activities in which they are involved. However, we believe that they will devote adequate time to the Company. We also believe that the Manager and its affiliates have sufficient professionals to fully discharge their responsibilities to the iCap Enterprises entities for which they work.

Investments with Affiliate Entities

When assembling our Portfolio Investments, we will from time to time enter into transactions with affiliates of the Manager. These transactions may include the purchase of real estate owned by an affiliate, the sale of real estate to an affiliate, a loan to an entity owned or controlled by an affiliate including an existing fund entity, the use of affiliate owned property as collateral or security for a financial instrument of an affiliate, the use of one or more Portfolio Investment properties as collateral for an obligation of, or an obligation that benefits, an affiliate, the guaranty by Holding 1 of a loan or other obligation involving an affiliate, the purchase, restructure, or other payoff of notes or other securities owned by creditors of an affiliate, payment for services performed by affiliates, and loans to affiliate fund entities that invest in real estate strategies. Although each of these potential transactions is subject to audits and reporting, investors should understand that the transactions will not necessarily be executed at arms-length, may be on terms less favorable than market conditions would otherwise allow, and may cause the Company to lose money.

Effective October 13, 2020, Holding made a loan to Colpitts Sunset, LLC, an affiliated entity, in the amount of $864,032, in exchange for a promissory note secured by a deed of trust on property owned by Colpitts Sunset, LLC and bearing interest of 10% per annum. Effective January 14, 2021, Holding amended and restated its promissory note from Colpitts Sunset, LLC, extending the maturity date to June 30, 2021 and increasing the total principal balance to a maximum of $1,500,000. iCap Vault 1, LLC provided Holding, a directly wholly-owned subsidiary of iCap Vault 1, LLC and sister company to Holding 1, the funds through an investment in Holding.

Duties Owed by Some of Our Affiliates to the Manager and the Manager’s Affiliates

The Manager’s officers and members of its board of managers and the key professionals of iCap Enterprises performing services on behalf of the Manager are also officers, board members, managers and/or key professionals of:

●	iCap Enterprises, Inc., which is the sole member of iCap Vault, LLC and iCap Equity, LLC;

●	iCap Equity, LLC;

●	iCap Vault Management, LLC, which is our Manager;

●	iCap Vault, LLC, which is the sole member of the Company; and

●	Holding and Holding 1, which will hold many of our assets.

As a result, they owe duties to each of these entities, their equity holders, members and limited partners. These duties may from time to time conflict with the duties that they owe to us.

Certain Conflict Resolution Measures

Other Operating Agreement Provisions Relating to Conflicts of Interest

Our Operating Agreements contains other restrictions relating to conflicts of interest including the following:

Term of the Manager. Our Operating Agreements provides that the Manager will serve as our manager, but that the Manager may be removed or replaced by a vote of the members holding a majority of the units.

Other Related Party Transactions

As of December 31, 2020 and December 31, 2019, the Company holds related party receivables of $170,591 and $7,248, respectively. These receivables are related to payments of expenses made on behalf of affiliated entities. These receivables are non-interest bearing and are due on the Company’s demand of payment.

In consideration for the Manager’s services in managing the investments of the Company, the Company pays to the Manager an annual management fee equal to 1.00% of the outstanding aggregate principal balances of the private placement secured demand notes. The management fee is paid in arrears on the last day of each calendar quarter and is calculated on the average daily outstanding principal balances of the private placement secured demand notes during the applicable quarter. There were $13,972 and $23,326 in management fees incurred during the years ended December 31, 2020 and 2019, respectively. These fees are included in management fee expense-related party on the consolidated statements of operations.

Certain shared operating expenses of the Company’s affiliated entities were allocated to the Company. The affiliated entities include iCap Equity, LLC and iCap PNW Management LLC. These allocations were based on several factors including size of notes payable, number of individual investors, and term of operations with an allocation period. Effective January 1, 2020 management has decided to stop allocating expenses from affiliated entities to the Company and there were no expenses allocated for the year ended December 31, 2020. Instead, when the Company issues publicly registered demand notes, the management fee paid by the Company shall increase to 1.30% of outstanding publicly registered demand notes. Management fees on the private placement secured demand notes will remain at 1.00%. For the year ended December 31, 2019 affiliated entities allocated expenses were $71,958.

Additionally, certain expenses of the Company were paid directly by iCap Equity, LLC and iCap PNW Management LLC. Direct expenses paid by the affiliated entities totaled $11,032 and $25,125 for the years ended December 31, 2020 and 2019, respectively. These expenses are included in general and administrative expenses on the consolidated statements of operations.

Amounts due to affiliated entities, inclusive of allocated expenses, direct expenses paid by affiliated entities, and management fees accrued, are included in the related party payables of $7,644 and $405,227 on the consolidated balance sheets at December 31, 2020 and 2019, respectively. These payables are non-interest bearing and due on the affiliated companies’ demand of payment. At December 31, 2020 there exists a concentration of payables to related parties of approximately 16% of the Company’s payables and accrued expenses compared to approximately 93% at December 31, 2019.

As of December 31, 2020, a private placement secured demand note of $1,051 payable to the CEO is included in related party private placement secured demand notes on the consolidated balance sheets. As of December 31, 2019, this note totaled $1,028. In addition, as of December 31, 2020, a private placement secured demand note of $875 is payable to the Director of Capital Markets which is included in related party private placement secured demand notes on the accompanying consolidated balance sheets. As of December 31, 2019, this note totaled $857.

Additionally, other non-key management employees of affiliated entities held $19,342 and $130,971 of private placement secured demand notes, which are included in the private placement secured demand notes on the consolidated balance sheets as of December 31, 2020 and 2019, respectively.

Subsequent to December 31, 2020, a joint venture entity, in which the CEO is the majority owner, purchased private placement secured demand notes totaling $4,501,666. There were no other investment or redemption activities related to the private placement secured demand notes held by this joint venture entity, the CEO or the Director of Capital Markets. During such subsequent period, non-key management employees purchased an additional $153,204 private placement secured demand notes and redeemed $149,954 private placement secured demand notes.

On September 30, 2020, iCap Vault, LLC made an additional capital contribution of $1,535,000 into the Company. The contribution consisted of 1,150,000 in cash and non-cash settlement of related party debt of $385,000. iCap Enterprises, Inc., the sole member of iCap Vault, LLC, assumed debt of the Company due to iCap Investments, LLC, an affiliate of the Company and iCap Vault, LLC, in the amount of $385,000. This assumption of debt constituted a part of the $1,535,000 capital contribution to iCap Vault, LLC from iCap Enterprises, Inc.; concomitantly, iCap Vault, LLC made a $1,535,000 capital contribution to the Company. No additional membership interests were issued by the Company to iCap Vault, LLC in connection with this additional capital contribution.

Effective October 13, 2020, Holding made a loan to Colpitts Sunset, LLC, an affiliated entity, in the amount of $864,032, in exchange for a promissory note secured by a deed of trust on property owned by Colpitts Sunset, LLC and bearing interest of 10% per annum. The full amount of the note plus interest earned and accrued of $7,200 is included in the affiliated note receivable on the consolidated balance sheet as of December 31, 2020. Effective January 14, 2021, Holding amended and restated its promissory note from Colpitts Sunset, LLC, extending the maturity date to June 30, 2021 and increasing the total principal balance to a maximum of $1,500,000. iCap Vault 1, LLC provided Holding, a directly wholly-owned subsidiary of iCap Vault 1, LLC and sister company to Holding 1, the funds through an investment in Holding.

As of March 31, 2021, the Manager does not have independent managers on its Board of Managers.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of fees paid or to be paid to Friedman LLP, for services rendered.

Fees	Year Ended December 31, 2020	Year Ended December 31, 2019
Audit Fees	$130,773	$34,963
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-
Total Fees	$130,773	$34,963

Audit Fees. Audit fees consisted of the fees billed for professional services rendered for the audit of our annual consolidated financial statements and the reviews of the interim unaudited condensed consolidated financial statements.

Audit-Related Fees. During the 2020 and 2019 fiscal years, our independent registered public accountants did not provide any assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements that are not reported under the caption “Audit Fees” above. Therefore, there were no audit-related fees billed or paid during the 2020 and 2019 fiscal years.

Tax Fees. Tax fees consists of fees billed for professional services rendered for tax compliance, tax advice and tax planning. Included in such tax fees were fees for preparation of our tax returns and consultancy and advice on other tax planning matters. As our independent registered public accountants did not provide any services to us for tax compliance, tax advice and tax planning during the years ended December 31, 2020 and 2019, no tax fees were billed or paid during those years.

All Other Fees. Our independent registered public accountants did not provide any products and services not disclosed in the table above during the 2020 and 2019 years. As a result, there were no other fees billed or paid during those years.

Audit Committee Pre-Approval Policies and Procedures

The Company has not designated a formal audit committee. However, the Board of Managers of the Manager, in the absence of a formally appointed audit committee, acts as the Company’s audit committee. The Board of Managers of the Manager has considered whether the provision of any non-audit services is compatible with maintaining auditor independence and determined that such services are appropriate. Before auditors are engaged to provide us audit or non-audit services, such engagement is approved by Board of Managers of the Manager.

The Company’s principal accountant did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

(2)	Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this annual report.

(3)	Exhibits

We hereby file as part of this annual report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary

Not applicable.

EXHIBIT INDEX

Exhibit	Description
3.1	Certificate of Formation of iCap Vault 1, LLC dated July 30, 2018 (incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 1 to iCap Vault 1, LLC’s Registration Statement on Form S-11 (File No. 333-236458) filed with the SEC on May 14, 2020)

3.2	Limited Liability Company Operating Agreement of iCap Vault 1, LLC dated August 1, 2018 (incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 1 to iCap Vault 1, LLC’s Registration Statement on Form S-11 (File No. 333-236458) filed with the SEC on May 14, 2020).

3.3	Amended and Restated Limited Liability Company Operating Agreement of iCap Vault 1, LLC (incorporated by reference to Exhibit 3.3 to Pre-Effective Amendment No. 5 to iCap Vault 1, LLC’s Registration Statement on Form S-11 (File No. 333-236458) filed with the SEC on September 18, 2020).

3.4	Certificate of Formation of Vault Holding 1, LLC dated April 28, 2020 (incorporated by reference to Exhibit 3.4 to Pre-Effective Amendment No. 1 to iCap Vault 1, LLC’s Registration Statement on Form S-11 (File No. 333-236458) filed with the SEC on May 14, 2020).

3.5	Limited Liability Company Operating Agreement of Vault Holding 1, LLC dated April 28, 2020 (incorporated by reference to Exhibit 3.5 to Pre-Effective Amendment No. 1 to iCap Vault 1, LLC’s Registration Statement on Form S-11 (File No. 333-236458) filed with the SEC on May 14, 2020).

3.6	Amended and Restated Limited Liability Company Operating Agreement of Vault Holding 1, LLC (incorporated by reference to Exhibit 3.6 to Pre-Effective Amendment No. 5 to iCap Vault 1, LLC’s Registration Statement on Form S-11 (File No. 333-236458) filed with the SEC on September 18, 2020).

4.1	Indenture among iCap Vault 1, LLC, Vault Holding 1, LLC and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 5 to iCap Vault 1, LLC’s Registration Statement on Form S-11 (File No. 333-236458) filed with the SEC on September 18, 2020).

4.2	Form of Note (incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 4 to iCap Vault 1, LLC’s Registration Statement on Form S-11 (File No. 333-236458) filed with the SEC on August 28, 2020)

4.3*	Form of Subscription Agreement (for use with the Notes)

4.4	Form of Auto-Interest Reinvestment Program (incorporated by reference to Exhibit 4.4 to Pre-Effective Amendment No. 5 to iCap Vault 1, LLC’s Registration Statement on Form S-11 (File No. 333-236458) filed with the SEC on September 18, 2020).

4.5	Pledge and Security Agreement by and between iCap Vault 1, LLC, as pledgor, and Marketplace Realty Advisors, LLC, as collateral agent, in favor of Notes (incorporated by reference to Exhibit 4.5 to Pre-Effective Amendment No. 5 to iCap Vault 1, LLC’s Registration Statement on Form S-11 (File No. 333-236458) filed with the SEC on September 18, 2020).

4.6	Guaranty Agreement from Vault Holding 1, LLC in favor of Notes (incorporated by reference to Exhibit 4.6 to Pre-Effective Amendment No. 5 to iCap Vault 1, LLC’s Registration Statement on Form S-11 (File No. 333-236458) filed with the SEC on September 18, 2020).

Exhibit	Description
4.7	Form of Paying Agent Agreement (incorporated by reference to Exhibit 4.7 to Pre-Effective Amendment No. 1 to iCap Vault 1, LLC’s Registration Statement on Form S-11 (File No. 333-236458) filed with the SEC on May 14, 2020).

4.8	Collateral Agent Agreement between iCap Vault 1, LLC, Vault Holding 1, LLC and Marketplace Realty Advisors, LLC, as collateral agent, with joinder for Noteholders (incorporated by reference to Exhibit 4.8 to Pre-Effective Amendment No. 5 to iCap Vault 1, LLC’s Registration Statement on Form S-11 (File No. 333-236458) filed with the SEC on September 18, 2020).

10.1	Amended and Restated Broker-Dealer Agreement, effective June 30, 2020, among iCap Vault 1, LLC, Vault Holding 1, LLC and Cobalt Capital, Inc. (incorporated by reference to Exhibit 10.1 to Pre-Effective Amendment No. 5 to iCap Vault 1, LLC’s Registration Statement on Form S-11 (File No. 333-236458) filed with the SEC on September 18, 2020).

21.1*	List of Subsidiaries

25.1	Statement of Eligibility of Trustee (incorporated by reference to Exhibit 25.1 to Pre-Effective Amendment No. 5 to iCap Vault 1, LLC’s Registration Statement on Form S-11 (File No. 333-236458) filed with the SEC on September 18, 2020).

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification by the Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Document.

*	Filed herewith.
**	Furnished herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management and
Member of iCap Vault 1, LLC

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of iCap Vault 1, LLC (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, member’s deficit, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company does not have sufficient cash or a source of revenue sufficient to cover its costs of operation, which raises substantial doubt about its ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee (or equivalent if no such committee has been established yet) and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment Assessment on Related Party Note Receivable

Description of the Matter

The Company holds a note receivable from a related party, which is reflected as an affiliated note receivable on its December 31, 2020 consolidated balance sheet. The note receivable is derived from a loan made by the Company’s wholly owned subsidiary to an affiliated entity in exchange for a promissory note secured by a deed of trust on a property owned by the related party borrower. The Company reviews the related party note receivable for impairment and provides an allowance for credit loss if all or a portion of the note receivable is determined to be uncollectible as of the balance sheet date.

How We Addressed the Matter in Our Audit

To test the Company's evaluation of the related party note receivable for impairment, we performed audit procedures that included, among others, obtaining an understanding of and evaluating the methodology used by management, and assessing the reasonableness of the valuation of the underlying collateral of the note receivable. In addition, we evaluated significant assumptions and data inputs utilized in management's analysis, including the valuation of the collateral.

/s/ Friedman LLP

We have served as the Company’s auditor since 2018.

Marlton, New Jersey

March 31, 2021

iCap Vault 1, LLC and Subsidiary
Consolidated Balance Sheets

	December 31, 2020	December 31, 2019
ASSETS

Cash	$888,508	$818,979
Restricted cash	224,261	105,334
Related party receivables	170,591	7,248
Prepaid expenses	197	-
Affiliated note receivable	871,232	-
TOTAL ASSETS	$2,154,789	$931,561

LIABILITIES AND MEMBER’S DEFICIT

Liabilities:
Private placement secured demand notes	$2,240,687	$1,051,455
Related party private placement secured demand notes	1,926	1,885
Accounts payable and accrued expenses	47,124	29,426
Related party payables	7,644	405,227
Total Liabilities	2,297,381	1,487,993

Commitments and contingencies

Member’s deficit	(142,592)	(556,432)
TOTAL LIABILITIES AND MEMBER’S DEFICIT	$2,154,789	$931,561

The accompanying notes are an integral part of these consolidated financial statements.

iCap Vault 1, LLC and Subsidiary
Consolidated Statements of Operations

	For the Year Ended
	December 31, 2020	December 31, 2019

OPERATING EXPENSES
General and administrative expenses	$929,548	$194,281
Management fee expense - related party	13,972	23,326
Impairment on definite-lived intangible asset	157,143	-
Total operating expenses	1,100,663	217,607

LOSS FROM OPERATIONS	(1,100,663)	(217,607)

OTHER EXPENSE
Interest expense, net	20,497	48,948

NET LOSS	$(1,121,160)	$(266,555)

Net loss per membership unit	$(1,121)	$(267)
Weighted average number of membership units outstanding	1,000	1,000

The accompanying notes are an integral part of these consolidated financial statements.

iCap Vault 1, LLC and Subsidiary
Consolidated Statements of Member’s Deficit

MEMBER’S DEFICIT

Beginning balance - January 1, 2020 - 1,000 units issued and outstanding	$(556,432)

Net loss	(1,121,160)
Member’s equity contribution	1,535,000
Member’s deficit - December 31, 2020 - 1,000 units issued and outstanding	$(142,592)

Beginning balance - January 1, 2019- 1,000 units issued and outstanding	$(289,877)

Net loss	(266,555)
Member’s deficit - December 31, 2019 - 1,000 units issued and outstanding	$(556,432)

The accompanying notes are an integral part of these consolidated financial statements.

iCap Vault 1, LLC and Subsidiary
Consolidated Statements of Cash Flows

	For the Year Ended
	December 31, 2020	December 31, 2019

Cash flows from operating activities:
Net loss	$(1,121,160)	$(266,555)
Adjustments to reconcile net loss to net cash used in operating activities:
Reinvestment of interest on private placement secured demand notes	27,773	48,920
Reinvestment of interest on related party private placement secured demand notes	40	28
Interest earned on related party note receivable	(7,200)	-
Impairment on definite-lived intangible asset	157,143	-
Changes in operating assets and liabilities:
Prepaid expenses	(197)	-
Accounts payable and accrued expenses	17,698	25,301
Related party payables	(397,583)	120,409
Net cash used in operating activities	(1,323,486)	(71,897)

Cash flows from investing activities:
Issuance of related party note	(864,032)	-
Disbursement of other related party activity	(163,343)	(7,248)
Development of internal-use software	(157,143)	-
Net cash used in investing activities	(1,184,518)	(7,248)

Cash flows from financing activities:
Proceeds from the issuance of private placement secured demand notes	8,674,282	13,637,337
Proceeds from the issuance of related party private placement secured demand notes	-	1,100
Repayments of private placement secured demand notes	(7,127,822)	(12,964,597)
Repayments of related party private placement secured demand notes	-	(250)
Contribution to member’s equity	1,150,000	-
Net cash provided by financing activities	2,696,460	673,590

Net increase in cash and restricted cash	188,456	594,445
Cash and restricted cash at beginning of year	924,313	329,868
Cash and restricted cash at end of year	$1,112,769	$924,313

Reconciliation of cash and restricted cash - beginning of year
Cash	$818,979	$296,788
Restricted cash	105,334	33,080
Total	$924,313	$329,868

Reconciliation of cash and restricted cash - end of year
Cash	$888,508	$818,979
Restricted cash	224,261	105,334
Total	$1,112,769	$924,313

Non-cash investing and financing activities
Non-cash issuance of private placement secured demand notes	$115,000	$-
Non-cash settlement of private placement secured demand notes	$500,000	$-
Non-cash contribution to member’s equity due to assumption of payable to an affiliate by the member	$385,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

iCap Vault 1, LLC and Subsidiary

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2020 and 2019

Note 1. Nature of Business and Summary of Significant Accounting Policies

Organization and Nature of Business:

iCap Vault 1, LLC (the “Company”), a Delaware Limited Liability Company (LLC), was formed on July 30, 2018 (“Inception”) pursuant to and in accordance with the Delaware Limited Liability Company Act for the purpose of acquiring real estate investments in the United States and providing a rate of return to its investors. The Company was organized for the principal purposes of (a) sourcing, acquiring, financing and managing a portfolio of investments and (b) engaging in all activities incidental or ancillary thereto as the Managing Member, iCap Vault Management, LLC (the “Manager”), deems necessary or advisable. The Company’s Limited Liability Company Agreement (the “Operating Agreement”) provides for one class of membership units that have the same rights, powers and duties. The Company had 1,000 units issued and outstanding as of December 31, 2020, which were issued at the time of formation. All units are held by one member.

The Company has two wholly owned subsidiaries, Vault Holding, LLC (“Holding”) and Vault Holding 1, LLC (“Holding 1”). Holding was formed September 27, 2018. Holding 1 was formed April 28, 2020. Each entity was formed with the intention of owning one or more standalone subsidiaries (each a “Portfolio SPE”), which itself will hold real property investments. Additionally, the entities provide guaranties to secured noteholders of the Company. Holding provides such a guaranty to holders of private placement secured demand notes. Holding 1 shall provide a guaranty to holders of publicly available variable denomination floating rate demand notes the Company intends to offer through a public offering. As of the date of issuance of these consolidated financial statements, Holding made a loan in the amount of $1,214,032, provided by the Company as an investment in Holding, to Colpitts Sunset LLC, an affiliated entity, in exchange for a promissory note bearing 10% interest and secured by a deed of trust on property owned by Colpitts Sunset, LLC (see Note 7). There has been no activity in Holding 1 since its inception . Except for the note receivable held in Holding, there are no other assets or liabilities held in either Holding or Holding 1.

The Company executed the Operating Agreement as of August 1, 2018, which was amended and restated on September 18, 2020. Each member’s liability is limited to their respective member’s equity plus any debt for which a personal guarantee has been given. The Operating Agreement continues until the Company is dissolved.

On September 18, 2020, the Company, Vault Holding 1, LLC, and American Stock Transfer & Trust Company, LLC, as trustee, entered into an Indenture, which complies with the requirements of the Trust Indenture Act of 1939, as amended, under which the publicly registered demand notes will be offered.

On November 24, 2020, the Securities and Exchange Commission (“SEC”) declared the Company’s Form S-11/A, filed with the SEC on November 2, 2020, effective and the Company is authorized to sell $500,000,000 Variable Denomination Floating Rate Demand Notes (“Public Demand Notes”) on a continuous basis, in a direct public offering. The Public Demand Notes will have the following terms and features:

●

The Public Demand Notes (including the Public Demand Notes purchased with reinvested interest) will accrue a floating rate of interest (the “Floating Rate”) at a rate per annum equal to the Average Savings Account Rate as posted by the Federal Deposit Insurance Corporation (“FDIC”) plus 2.00%, reset quarterly on January 1, April 1, July 1, and October 1 of each year based on the Average Savings Account Rate posted by the FDIC on December 15, March 15, June 15, and September 15, respectively, of the prior month. “Average Savings Account Rate” means the “National Rate” for non-jumbo saving account products, which is a simple average of rates paid by United States depository institutions as calculated by the FDIC.

●	In addition to the Floating Rate, Public Demand Notes are eligible to receive an interest rate premium (“Interest Rate Premiums”) which consist of the following:

1.

Investment Amount. If an investor purchases a minimum of $10,000, $25,000, $50,000, or $100,000 of principal amount of Public Demand Notes, the Company will pay an Interest Rate Premium during the period of time the investor maintains such minimum principal amount of such Public Demand Notes of 0.10%, 0.25%, 0.50%, and 1.00% per year, respectively.

F-7

2.

Lock-up. If an investor agrees to waive the right to demand repayment by the Company of the Public Demand Notes for 12, 18 or 24 months, the Company will pay an Interest Rate Premium during such 12, 18, or 24 month period on such Public Demand Notes of 1.00%, 1.50%, and 2.00%, respectively.

3.

Clients of Registered Investment Advisors (“RIA”). If an investor invests in the Public Demand Notes as a client of a RIA with whom the Company has a selling agreement, the Company will pay an Interest Rate Premium of 1.00% per year from the date of the direct investment by the investor until the date the selling agreement is no longer effective. For purposes of determining the term of this offer, reinvested interest shall not be considered a direct investment by an investor.

●

The Floating Rate and Interest Rate Premiums payable on the Public Demand Notes will accrue based on a 365-day year. If an investor elects to opt-into automatic interest reinvestment into Public Demand Notes, the Floating Rate and Interest Rate Premiums will be credited to the investor’s Public Demand Notes on a daily basis and will be reinvested (daily compounding). Otherwise, the Floating Rate and Interest Rate Premiums will be non-compounding and credited to a separate non-interest bearing investor account with the Company on the last business day of each calendar month with no interest reinvestment into the Public Demand Notes.

●

The Public Demand Notes are subject to repayment at an investor’s demand at any time, unless an investor agrees to waive the right to demand repayment in order to receive an Interest Rate Premium, or redemption by the Company at any time.

●

The Public Demand Notes will be secured by the membership interests in Holding 1, which will hold interests in real estate, through wholly owned subsidiaries, and real estate-based financial instruments. However, the Public Demand Notes’ security interest in such membership interests will be subordinated to the security interest in favor of lenders of credit facilities.

●	The payment of principal and interest on the Public Demand Notes is fully and unconditionally guaranteed by Holding 1.
●	The Public Demand Notes have no stated maturity.

There have been no Public Demand Notes issued as of December 31, 2020.

Basis of Accounting:

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Use of Estimates:

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation:

The consolidated financial statements represent the consolidation of the Company and its wholly owned subsidiaries, Holding and Holding 1. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents:

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company’s cash and cash equivalents are held at major commercial banks which hold balances that at times may exceed the Federal Deposit Insurance Corporation limit. At December 31, 2020, the amounts held by the Company exceed these limits by $862,769. The Company has not experienced any losses in such accounts with these financial institutions. There were no cash equivalents as of December 31, 2020 and December 31, 2019.

The Company sets aside reserves of between 5-10% of the outstanding principal balances in available cash reserves to address demand payments of its private placement secured demand notes pursuant to the private placement memorandum (see Note 3).

Notes Receivable:

Notes receivable are accounted for in the Company’s consolidated balance sheets at the outstanding principal balance, plus accrued interest. Interest income is accrued at the contractual rate of interest over the term of the note. The accrual of interest is discontinued when management believes, after considering collection efforts and other factors, the amount ultimately to be collected will be insufficient to cover the additional interest payments. The Company designates notes as non-performing at such time as (i) the note has a maturity default; or (ii) in the opinion of management, it is probable the Company will be unable to collect all amounts due according to the contractual terms of the note.

The Company reviews notes receivable for impairment as of the balance sheet date and provides an allowance for credit losses if all or a portion of the note is determined to be uncollectible. Notes are charged off to the allowance for credit losses when the contractual amount is no longer realizable.

Capitalized Software:

The Company recognized internal use software development costs in accordance with ASC 350-40, Intangibles – Goodwill and Other – Internal Use Software. Costs of materials, consulting, payroll, and payroll related costs incurred in developing internal use computer software are capitalized when incurred. The cost of certain upgrades and enhancements to internal use software that result in additional functionality are also capitalized. Costs incurred during the preliminary project and post implementation stages are charged to expense as incurred. Once a development project is substantially complete and the software is ready for its intended use, software costs are amortized on a straight-line basis over a three year estimated useful life.

Impairment of Definite-Lived Intangible Assets:

Definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. When it becomes apparent that indicators such as a significant decrease in the market value of an intangible asset group or if material differences between operating results and the Company’s forecasted expectations occur, then an impairment analysis is performed.

If indicators arise, an initial determination of recoverability is performed based on an estimate of the undiscounted future cash flows resulting from the use of the asset and its eventual disposition compared with the carrying value. If the carrying value of the asset group exceeds the undiscounted cash flows, a measurement of an impairment loss for intangible assets is performed. The impairment charge is the excess of the carrying value of the asset group over the fair value, as determined utilizing appropriate valuation techniques.

Due to the Company’s recurring losses, management conducted an impairment analysis and concluded there was $157,143 in impairment expense related to its capitalized software for the year ended December 31, 2020.

Income Taxes:

As a limited liability company, the Company’s taxable income or loss is allocated to the member. Therefore, no provision or liability for income taxes has been included in the consolidated financial statements.

Holding and Holding 1 are subsidiaries, and as single member LLCs are considered disregarded entities for income tax purposes.

The Company’s policy, if it had any uncertain tax positions, would be to recognize accrued interest and penalties related to uncertain tax positions as interest expense and other expense, respectively.

Management evaluated the Company’s tax positions and concluded the Company had no uncertain tax positions that would require disclosure. Since its formation, the Company is subject to income tax examinations by the U.S. federal, state or local tax authorities.

Organizational and Offering Costs:

Costs incurred in the private placement offering and the organization of the Limited Liability Company (collectively “Offering Costs”) are expensed as incurred.

Notes Payable and Related Costs:

The Company has been conducting a private placement of up to $500,000,000 of secured notes (“private placement secured demand notes”) to fund its investment and operational activities. Notes payable are recorded at the principal amount of the notes sold, plus reinvested interest.

The Company has not issued any Public Demand Notes as of December 31, 2020.

Interest is expensed in the period incurred.

Fair Value of Financial Instruments:

The Company calculates the fair value of its assets and liabilities which qualify as financial instruments and includes this additional information in the notes to consolidated financial statements when the fair value is different than the carrying value of these financial instruments. The estimated fair value of related party receivables and payables, affiliated note receivable, private placement secured demand notes, and accounts payable and accrued liabilities approximate their carrying amounts due to the relatively short maturity of these instruments. None of these instruments are held for trading purposes.

Liquidity and Going Concern:

The Company has not issued any Public Demand Notes as of the date that these consolidated financial statements are available to be issued and does not have sufficient cash or a source of revenue sufficient to cover its operation costs. As of December 31, 2020, the Company and its subsidiaries have not made any investments into cash flowing assets and have not generated any revenues to offset its interest expenses and operational expenses resulting in losses from operations and negative operating cash flows since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the date these consolidated financial statements are available to be issued. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company will be dependent upon the raising of additional capital through issuance of debt in order to implement its business plan. There can be no assurance that the Company will be successful in this situation in order to continue as a going concern. The Company is funding its initial operations from payments of expenses by its related entities, which are included in related party payables on the consolidated balance sheets, equity contributions, and issuance of private placement demand notes.

The Company’s operations may be affected by the recent and ongoing outbreak of the coronavirus disease 2019 (COVID-19) which in March 2020 was declared a pandemic by the World Health Organization. The ultimate disruption which may be caused by the outbreak is uncertain; however, it may result in a material adverse impact on the Company’s financial position, operations and cash flows. Possible areas that may be affected include, but are not limited to, disruption to the Company’s ability to make investments through its subsidiaries, negative impact to revenue related to real estate holdings, negative impact on its workforce, unavailability of professional services and other resources, disruption to credit markets necessary for success of the Company’s business model, and the decline in value of assets held by the Company’s subsidiaries.

The supply of housing inventory in the Greater Seattle area may become further restricted through a shutdown of construction activity. Additionally, a moratorium on real estate transactions may be imposed in reaction to the pandemic. These housing market impacts may limit the Company’s ability to acquire or dispose of real estate assets.

General employment in the region may continue to suffer as the pandemic continues. Some local governments have proposed rent or eviction moratoria, or similar programs of rent abatement, in response to the sudden upturn in unemployment. Any of these factors could cause a future decline in the market rate for residential rentals negatively impacting the Company’s income and cash flow from its real estate holdings.

Employees of affiliated companies could be medically or mentally affected by the pandemic and may be required to continue to work remotely, particularly given potential for complete or partial school closures. This situation could cause a reduction in productivity or the inability to complete critical tasks for the Company.

As of the date of this filing, the Company has not experienced significant impact related to the COVID-19 pandemic.

Note 2. Related-Party Transactions

As of December 31, 2020, and December 31, 2019, the Company holds related party receivables of $170,591 and $7,248, respectively. These receivables are related to payments of expenses made on behalf of affiliated entities. These receivables are non-interest bearing and are due on the Company’s demand of payment.

In consideration for the Manager’s services in managing the investments of the Company, the Company pays to the Manager an annual management fee equal to one percent of the outstanding aggregate principal balances of the private placement secured demand notes. The management fee is paid in arrears on the last day of each calendar quarter and is calculated on the average daily outstanding principal balances of the private placement secured demand notes during the applicable quarter. There were $13,972 and $23,326 in management fees incurred during the years ended December 31, 2020 and 2019, respectively. These fees are included in management fee expense-related party on the consolidated statements of operations.

Certain shared operating expenses of the Company’s affiliated entities were allocated to the Company. The affiliated entities include iCap Equity, LLC and iCap PNW Management LLC. These allocations were based on several factors including size of notes payable, number of individual investors, and term of operations with an allocation period. Effective January 1, 2020 management has decided to stop allocating expenses from affiliated entities to the Company and there were no expenses allocated for the year ended December 31, 2020. Instead, when the Company issues Public Demand Notes, the management fee paid by the Company shall increase to 1.3% of outstanding Public Demand Notes. Management fees on the private placement secured demand notes will remain at 1%. For the year ended December 31, 2019 affiliated entities allocated expenses were $71,958. Additionally, certain expenses of the Company were paid directly by iCap Equity, LLC and iCap PNW Management LLC. Direct expenses paid by the affiliated entities totaled $11,032 and $25,125 for the years ended December 31, 2020 and 2019, respectively. These expenses are included in general and administrative expenses on the consolidated statements of operations.

Amounts due to affiliated entities, inclusive of allocated expenses, direct expenses paid by affiliated entities, and management fees accrued, are included in the related party payables of $7,644 and $405,227 on the consolidated balance sheets at December 31, 2020 and December 31, 2019, respectively. These payables are non-interest bearing and due on the affiliated companies’ demand of payment. At December 31, 2020 there exists a concentration of payables to related parties of approximately 16% of the Company’s payables and accrued expenses compared to approximately 93% at December 31, 2019.

As of December 31, 2020, a private placement secured demand note of $1,051 payable to the CEO, is included in related party private placement secured demand notes on the consolidated balance sheets. As of December 31, 2019, this note totaled $1,028. In addition, as of December 31, 2020, a private placement secured demand note of $875 is payable to the Director of Capital Markets, which is included in related party private placement secured demand notes on the accompanying consolidated balance sheets. As of December 31, 2019, this note totaled $857.

Additionally, other non-key management employees of affiliated entities held $19,342 and $130,971 of private placement secured demand notes, which are included in the private placement secured demand notes on the consolidated balance sheets as of December 31, 2020 and 2019, respectively.

Effective October 31, 2020, the Company made a loan to Colpitts Sunset, LLC, an affiliated entity, in the amount of $864,032, in exchange for a promissory note secured by a deed of trust on property owned by Colpitts Sunset, LLC and bearing interest at 10% per annum. The full amount of the note plus interest earned and accrued of $7,200 is included in the affiliated note receivable on the consolidated balance sheet as of December 31, 2020. Subsequent to December 31, 2020, the maturity date of the note was extended to June 30, 2021 (see Note 7).

Subsequent to December 31, 2020, a joint venture entity, in which the CEO is the majority owner, purchased private placement secured demand notes totaling $4,501,666. There were no other investment or redemption activities related to the private placement secured demand notes held by this joint venture entity, the CEO, or the Director of Capital Markets. During such subsequent period, non-key management employees purchased an additional $154,704 private placement secured demand notes and redeemed $149,954 private placement secured demand notes.

Note 3. Capitalized Software in Development

The Company is in the process of developing software intended to facilitate the processing of demand notes and give noteholders the ability to monitor their notes and link personal accounts. Through December 31, 2020, costs of $157,143 were capitalized. The Company did not have capitalized software costs as of December 31, 2019. The software is currently in development and costs related to development are not currently amortized. Due to the Company’s recurring losses, management conducted an impairment analysis and concluded there was $157,143 in impairment expense related to its capitalized software for the year ended December 31, 2020.

Note 4. Private Placement Secured Demand Notes

The Company has been conducting a private placement of up to $500,000,000 of secured demand notes (“private placement secured demand notes”) to fund its investment and operational activities. The outstanding private placement secured demand notes are subordinated to the Company’s and its subsidiaries’ future secured bank debt and credit facilities and structurally subordinated to indebtedness or other liabilities of special purpose entity subsidiaries.

Until the time of the registered offering, the private placement secured demand notes will be secured by a pledge of Holding’s equity interests in the Portfolio SPEs. Holding entered into a guaranty agreement with the Company for the benefit of the noteholders, which shall automatically terminate on the 30-day anniversary of the effectiveness of the registered offering. This offering was amended subsequent to year end (see Note 7).

The private placement secured demand notes accrue interest at the rate of 2.00% per annum, based on a 365-day year, compounded daily; provided, however, that if an investor agrees to forego the right to make a demand for payment during the first year after issuance, the interest rate for that year will be 3.00%, and then will revert to the standard 2.00% for following periods. The interest rate may be increased, and subsequently decreased, in the Company’s discretion, provided it does not drop below 2.00% (or 3.00% for the first year as applicable).

The private placement secured demand notes are sold through a private placement that was extended through August 31, 2022.

The private placement secured demand notes, inclusive of accrued but unpaid interest, can be redeemed, in whole or in part, through a demand payment. Should an entire private placement secured demand note not be redeemed through demand payments, any remaining balances have a maturity date 15 years following the issuance date of the private placement secured demand note.

The Company will establish two sources of liquidity to address demand payments: first, the Company will set aside reserves of between 5-10% of the outstanding principal balances in available cash reserves (see Note 1); second, the Company plans to establish accounts with lending sources pursuant to which funds will be advanced to the Company. These lending sources have not been established at present and are not expected to be established until the Company secures real estate assets.

The Company is restricted from making distributions to its members when the value of the real estate held at the Company’s subsidiaries is less than 70% of the value of the outstanding private placement secured demand notes. Tax distributions and other distributions that may be legally required are exempted from this condition.

As of December 31, 2020 and 2019, the outstanding private placement secured demand notes payable totaled $2,242,613 and $1,053,340, respectively. Approximately 70% and 76% of these private placement secured demand notes are held by foreign investors at December 31, 2020 and 2019, respectively.

Refer to Note 7 for changes in terms subsequent to year end.

Note 5. Member’s Deficit

On September 30, 2020, iCap Vault, LLC made an additional capital contribution of $1,535,000 into the Company. The contribution consisted of 1,150,000 in cash and non-cash settlement of related party debt of $385,000. iCap Enterprises, Inc., the sole member of iCap Vault, LLC, assumed debt of the Company due to iCap Investments, LLC, an affiliate of the Company and iCap Vault, LLC, in the amount of $385,000. This assumption of debt constituted a part of the $1,535,000 capital contribution to iCap Vault, LLC from iCap Enterprises, Inc.; concomitantly, iCap Vault, LLC made a $1,535,000 capital contribution to the Company. No additional membership interests were issued by the Company to iCap Vault, LLC in connection with this additional capital contribution.

Note 6. Commitments and Contingencies

Pursuant to the Securities Act of 1933 and applicable state blue sky law, in June 2020, the Company entered into a Broker Dealer Agreement with a broker-dealer effective June 30, 2020, as amended on September 18, 2020, pursuant to which the broker-dealer agreed to be the Company’s broker-dealer of record in thirteen states including Texas, Florida, Arizona, Virginia, Utah, Maryland, Oklahoma, Nebraska, Delaware, West Virginia, Montana, North Carolina and Arkansas as well as up to eight additional states to be determined from time to time during the term of the registered offering. As compensation for these broker dealer services, the broker-dealer will be paid an aggregate monthly fee of $4,100 per month for the thirteen states plus an additional $300 per month for each additional state during the term of the registered offering. The broker-dealer services offered in this agreement continue to the earlier of, the date of registration statement ceases to be effective, the date of which the registration has been fully subscribed, or the agreement has been unilaterally terminated by either party with a 30-day notice.

On July 23, 2020, the Company entered a selling agreement with Somerset Securities, Inc. (“Somerset”) for the private placement secured demand notes. In the event Somerset successfully sells and the Company agrees to issue private placement secured demand notes, Somerset will be compensated 1% per annum on the average outstanding balance of those private placement secured demand notes. There is no other commitment to Somerset contemplated in the selling agreement.

Note 7. Subsequent Events

The Company has evaluated subsequent events for potential recognition or disclosure through March 31, 2021, the date the consolidated financial statements were available to be issued.

Additional Private Placement Secured Demand Notes Sold and Redeemed

As of March 31, 2021, the Company has sold additional private placement secured demand notes of $7,818,508 and redeemed private placement secured demand notes worth $1,588,123.

Affiliated Note Receivable

Effective January 14, 2021, the Company amended and restated its promissory note from Colpitts Sunset, LLC, extending the maturity date to June 30, 2021 and increasing the total principal balance to a maximum of $1,500,000. On January 14, 2021, the Company advanced an additional $350,000. As of March 31, 2021, $1,214,032 of principal and approximately $47,300 of interest are outstanding (see Notes 1 & 2).

Amended Private Placement Memorandum

Effective March 1, 2021, the Company released Supplement No. 2 to its private placement memorandum amending the Company’s private placement memorandum dated October 1, 2018. The amendment modified the interest rates on private placement secured demand notes and introduced an interest premium program that matches the rewards program associated with the Public Demand Notes (see Note 1). The amendment also allows the original security agreement and guaranty agreement to remain in place, removed the noteholder’s ability to exchange their notes for registered notes and amended the private placement memorandum to not terminate upon effectiveness of the registered offering.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICAP VAULT 1, LLC By: iCap Vault Management, LLC, its manager

Dated: March 31, 2021	By:	/s/ Chris Christensen
Chris Christensen
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chris Christensen	Chief Executive Officer of iCap Vault 1, LLC and Member of Board of Managers of iCap Vault Management, LLC	March 31, 2021
Chris Christensen	(Principal Executive Officer)

/s/ Joseph Turner	Controller of iCap Vault 1, LLC	March 31, 2021
Joseph Turner	(Principal Financial Officer and Principal Accounting Officer)

/s/ Jim Christensen	Chief Operating Officer of iCap Vault 1, LLC and	March 31, 2021
Jim Christensen	Member of the Board of Managers of iCap Vault Management, LLC

69