Form 10-Q
period 2021-03-31
iCap Vault 1, LLC
filed 2021-05-14
CIK 1800199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

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

There is no public market for the registrant’s outstanding membership interests. As of May 13, 2021, there were 1,000 membership interests issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report includes “forward-looking statements” within the meaning of the federal securities laws that involve risks and uncertainties. Forward-looking statements include statements we make concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs and other information that is not historical information. When used in this quarterly report, the words “estimates,” “expects,” “anticipates,” “projects,” “forecasts,” “plans,” “intends,” “believes,” “foresees,” “seeks,” “likely,” “may,” “might,” “will,” “should,” “goal,” “target” or “intends” and variations of these words or similar expressions (or the negative versions of any such words) are intended to identify forward-looking statements. All forward-looking statements are based upon information available to us on the date of this quarterly report.

These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements. These risks and uncertainties are discussed in the “Risk Factors” section of our annual report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission on March 31, 2020, as the same may be updated from time to time.

All forward-looking statements attributable to us in this quarterly report apply only as of the date of this quarterly report and are expressly qualified in their entirety by the cautionary statements included in this quarterly report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events, except as required by law.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

iCap Vault 1, LLC and Subsidiary
Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2021	December 31, 2020
ASSETS

Cash	$6,376,163	$888,508
Restricted cash	849,527	224,261
Related party receivables	1,441	170,591
Prepaid expenses	-	197
Affiliated note receivable	1,261,326	871,232
TOTAL ASSETS	$8,488,457	$2,154,789

LIABILITIES AND MEMBER’S DEFICIT

Liabilities:
Private placement secured demand notes	$3,986,556	$2,240,687
Related party private placement secured demand notes	4,508,713	1,926
Deposits received in advance	273,000	-
Accounts payable and accrued expenses	139,173	47,124
Related party payables	16,832	7,644
Total Liabilities	8,924,274	2,297,381

Member’s deficit	(435,817)	(142,592)
TOTAL LIABILITIES AND MEMBER’S DEFICIT	$8,488,457	$2,154,789

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iCap Vault 1, LLC and Subsidiary
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2021	2020

REVENUE

Interest income – related party	$40,093	$-

OPERATING EXPENSES
General and administrative expenses	302,186	227,581
Management fee expense—related party	8,911	2,375
Total operating expenses	311,097	229,956

LOSS FROM OPERATIONS	(271,004)	(229,956)

OTHER EXPENSE
Interest expense, net	22,221	5,154

NET LOSS	$(293,225)	$(235,110)

Net loss per membership unit	$(293)	$(235)
Weighted average number of membership units outstanding	1,000	1,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iCap Vault 1, LLC and Subsidiary
Condensed Consolidated Statements of Member’s Deficit (Unaudited)

MEMBER’S DEFICIT

Beginning balance—January 1, 2021—1,000 units issued and outstanding	$(142,592)

Net loss—from January 1, 2021 to March 31, 2021	(293,225)
Member’s deficit—March 31, 2021 1,000 units issued and outstanding	$(435,817)

Beginning balance—January 1, 2020—1,000 units issued and outstanding	$(556,432)

Net loss—from January 1, 2020 to March 31, 2020	(235,110)
Member’s deficit—March 31, 2020—1,000 units issued and outstanding	$(791,542)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iCap Vault 1, LLC and Subsidiary
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2021	2020

Cash flows from operating activities:
Net loss	$(293,225)	$(235,110)
Adjustments to reconcile net loss to net cash used in operating activities:
Reinvestment of interest on private placement secured demand notes	17,149	5,162
Reinvestment of interest on related party private placement secured demand notes	5,121	10
Interest earned on related party note receivable	(40,093)	-
Changes in operating assets and liabilities:
Prepaid expenses	197	(4,062)
Accounts payable and accrued expenses	92,049	48,240
Related party payables	9,188	11,366
Net cash used in operating activities	(209,614)	(174,394)

Cash flows from investing activities:
Issuance of related party note	(350,000)	-
Proceeds from other related party activity	169,150	-
Net cash used in investing activities	(180,850)	-

Cash flows from financing activities:
Proceeds from the issuance of private placement secured demand notes	3,316,842	1,214,848
Proceeds from the issuance of related party private placement secured demand notes	4,501,666	-
Repayments of private placement secured demand notes	(1,588,123)	(1,721,486)
Deposits received in advance	273,000	-
Net cash provided by (used in) financing activities	6,503,385	(506,638)

Net increase (decrease) in cash and restricted cash	6,112,921	(681,032)
Cash and restricted cash at beginning of period	1,112,769	924,313
Cash and restricted cash at end of period	$7,225,690	$243,281

Reconciliation of cash and restricted cash—beginning of period
Cash	$888,508	$818,979
Restricted cash	224,261	105,334
Total	$1,112,769	$924,313

Reconciliation of cash and restricted cash—end of period
Cash	$6,376,163	$188,094
Restricted cash	849,527	55,187
Total	$7,225,690	$243,281

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iCap Vault 1, LLC and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2021

Note 1. Nature of Business and Summary of Significant Accounting Policies

Organization and Nature of Business:

iCap Vault 1, LLC (the “Company”), a Delaware limited liability company, was formed on July 30, 2018 pursuant to and in accordance with the Delaware Limited Liability Company Act for the purpose of acquiring real estate investments in the United States and providing a rate of return to its investors. The Company was organized for the principal purposes of (a) sourcing, acquiring, financing and managing a portfolio of investments and (b) engaging in all activities incidental or ancillary thereto as the Manager, iCap Vault Management, LLC (the “Manager”), deems necessary or advisable. The Company’s Limited Liability Company Agreement (the “Operating Agreement”) provides for one class of membership units that have the same rights, powers and duties. The Company had 1,000 units issued and outstanding as of March 31, 2021, which were issued at the time of formation. All units are held by one member.

The Company has two wholly owned subsidiaries, Vault Holding, LLC (“Holding”) and Vault Holding 1, LLC (“Holding 1”). Holding was formed September 27, 2018. Holding 1 was formed April 28, 2020. Each entity was formed with the intention of owning one or more standalone subsidiaries (each a “Portfolio SPE”), which itself will hold real property investments and real estate-based financial instruments. The Company intends to generate revenues in the following ways from its properties: from net rental income on our properties and from price appreciation of the properties upon their disposition. For the financial instruments secured by real estate that the Company invests in, the Company intends to generate revenues from the interest income received on such financial instruments. Additionally, the entities provide guaranties to secured noteholders of the Company. Holding provides such a guaranty to holders of private placement secured demand notes. Holding 1 shall provide a guaranty to holders of publicly available variable denomination floating rate demand notes the Company intends to offer through a public offering. As of the date of issuance of these unaudited condensed consolidated financial statements, Holding made two loans and purchased three townhomes (see Notes 2 and 7).

Holding 1 has not commenced operations and has no assets and liabilities.

The Company executed the Operating Agreement as of August 1, 2018, which was amended and restated on September 18, 2020. Each member’s liability is limited to their respective member’s equity plus any debt for which a personal guarantee has been given. The Operating Agreement continues until the Company is dissolved.

On September 18, 2020, the Company, Holding 1 and American Stock Transfer & Trust Company, LLC, as trustee, entered into an Indenture, which complies with the requirements of the Trust Indenture Act of 1939, as amended, under which the publicly registered demand notes will be offered.

On November 24, 2020, the Securities and Exchange Commission (“SEC”) declared the Company’s Registration Statement on Form S-11/A (the “Registration Statement”), filed with the SEC on November 2, 2020, effective and the Company is authorized to sell $500,000,000 of Variable Denomination Floating Rate Demand Notes (“Public Demand Notes”) on a continuous basis, in a direct public offering. On April 29, 2021, the Company filed with the SEC Post-Effective Amendment No. 1 to the Registration Statement. The SEC declared Post-Effective Amendment No. 1 effective on May 5, 2021. No additional securities were registered pursuant to Post-Effective Amendment No. 1. The Public Demand Notes will have the following terms and features:

●	The Public Demand Notes (including the Public Demand Notes purchased with reinvested interest) will accrue a floating rate of interest (the “Floating Rate”) at a rate per annum equal to the Average Savings Account Rate as posted by the Federal Deposit Insurance Corporation (“FDIC”) plus 2.00%, reset quarterly on January 1, April 1, July 1, and October 1 of each year based on the Average Savings Account Rate posted by the FDIC on December 15, March 15, June 15, and September 15, respectively, of the prior month. “Average Savings Account Rate” means the “national rate” for savings account products, which is the average of rates paid by all insured depository institutions and credit unions for which data is available, with rates weighted by each institution’s share of domestic deposits, as calculated by the FDIC.
●	In addition to the Floating Rate, Public Demand Notes are eligible to receive one or more interest rate premiums (“Interest Rate Premiums”) which consist of the following:

1.	Investment Amount. If an investor purchases a minimum of $10,000, $25,000, $50,000, or $100,000 of principal amount of Public Demand Notes, the Company will pay an Interest Rate Premium during the period of time the investor maintains such minimum principal amount of such Public Demand Notes of 0.10%, 0.25%, 0.50%, and 1.00% per year, respectively.

iCap Vault 1, LLC and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2021

2.	Lock-up. If an investor agrees to waive the right to demand repayment by the Company of the Public Demand Notes for 12, 18 or 24 months, the Company will pay an Interest Rate Premium during such 12, 18, or 24 month period on such Public Demand Notes of 1.00%, 1.50%, and 2.00%, respectively.
3.	Clients of Registered Investment Advisors (“RIA”). If an investor invests in the Public Demand Notes as a client of a RIA with whom the Company has a selling agreement, the Company will pay an Interest Rate Premium of 1.00% per year from the date of the direct investment by the investor until the date the selling agreement is no longer effective. For purposes of determining the term of this offer, reinvested interest shall not be considered a direct investment by an investor.

●	The Floating Rate and Interest Rate Premiums payable on the Public Demand Notes will accrue based on a 365-day year. If an investor elects to opt-into automatic interest reinvestment into Public Demand Notes, the Floating Rate and Interest Rate Premiums will be credited to the investor’s Public Demand Notes on a daily basis and will be reinvested (daily compounding). Otherwise, the Floating Rate and Interest Rate Premiums will be non-compounding and credited to a separate non-interest bearing investor account with the Company on the last business day of each calendar month with no interest reinvestment into the Public Demand Notes.
●	The Public Demand Notes are subject to repayment at an investor’s demand at any time, unless an investor agrees to waive the right to demand repayment in order to receive an Interest Rate Premium, or redemption by the Company at any time.
●	The Public Demand Notes will be secured by the membership interests in Holding 1, which will hold interests in real estate, through wholly owned subsidiaries, and real estate-based financial instruments. However, the Public Demand Notes’ security interest in such membership interests will be subordinated to the security interest in favor of lenders of credit facilities.
●	The payment of principal and interest on the Public Demand Notes is fully and unconditionally guaranteed by Holding 1.
●	The Public Demand Notes have no stated maturity.

There have been no Public Demand Notes issued as of March 31, 2021.

Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and have been consistently applied. They do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2021. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

Use of Estimates:

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

iCap Vault 1, LLC and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2021

Principles of Consolidation:

The unaudited condensed consolidated financial statements represent the consolidation of the Company and its wholly owned subsidiaries, Holding and Holding 1. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents:

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company’s cash and cash equivalents are held at major commercial banks which hold balances that at times may exceed the Federal Deposit Insurance Corporation limit. The Company has not experienced any losses in such accounts with these financial institutions. There were no cash equivalents as of March 31, 2021 and December 31, 2020.

The Company sets aside reserves of between 5-10% of the outstanding principal balances in available cash reserves to address demand payments of its private placement secured demand notes pursuant to the private placement memorandum (see Note 3).

Notes Receivable and Interest Income:

Notes receivable are accounted for in the Company’s unaudited condensed consolidated balance sheets at the outstanding principal balance, plus accrued interest. Interest income is accrued at the contractual rate of interest over the term of the note. The accrual of interest is discontinued when management believes, after considering collection efforts and other factors, the amount ultimately to be collected will be insufficient to cover the additional interest payments. The Company designates notes as non-performing at such time as (i) the note has a maturity default; or (ii) in the opinion of management, it is probable the Company will be unable to collect all amounts due according to the contractual terms of the note.

The Company reviews notes receivable for impairment and provides an allowance for credit losses if all or a portion of the note is determined to be uncollectible. Notes are charged off to the allowance for credit losses when the contractual amount is no longer realizable.

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

Due to the Company’s recurring losses, management conducted an impairment analysis and concluded there was $0 and $157,143 in impairment expense related to its capitalized software for the three months ended March 31, 2021 and the year ended December 31, 2020, respectively.

iCap Vault 1, LLC and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2021

Income Taxes:

As a limited liability company, the Company’s taxable income or loss is allocated to the member. Therefore, no provision or liability for income taxes has been included in the unaudited condensed consolidated financial statements.

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

The Company has not issued any Public Demand Notes as of March 31, 2021.

Interest is expensed in the period incurred.

Fair Value of Financial Instruments:

The Company calculates the fair value of its assets and liabilities which qualify as financial instruments and includes this additional information in the notes to unaudited condensed consolidated financial statements when the fair value is different than the carrying value of these financial instruments. The estimated fair value of related party receivables and payables, affiliated note receivable, deposits received in advance, private placement secured demand notes, and accounts payable and accrued liabilities approximate their carrying amounts due to the relatively short maturity of these instruments. None of these instruments are held for trading purposes.

Liquidity and Going Concern:

The Company has not issued any Public Demand Notes as of the date that these unaudited condensed consolidated financial statements are available to be issued and does not have sufficient cash or a source of revenue sufficient to cover its operation costs and debt obligations. As of March 31, 2021, the Company and its subsidiaries have not made any investments into cash flowing assets and have generated recurring losses from operations and negative operating cash flows since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the date these unaudited condensed consolidated financial statements are available to be issued. The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These unaudited condensed consolidated financial statements do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company will be dependent upon the raising of additional capital through issuance of debt in order to implement its business plan. There can be no assurance that the Company will be successful in this situation in order to continue as a going concern. The Company is funding its initial operations from payments of expenses by its related entities, which are included in related party payables on the unaudited condensed consolidated balance sheets, equity contributions, and issuance of private placement demand notes.

iCap Vault 1, LLC and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2021

The Company’s operations may be affected by the ongoing outbreak of the coronavirus disease 2019 (COVID-19) which in March 2020 was declared a pandemic by the World Health Organization. The ultimate disruption which may be caused by the outbreak is uncertain; however, it may result in a material adverse impact on the Company’s financial position, operations and cash flows. Possible areas that may be affected include, but are not limited to, disruption to the Company’s ability to make investments through its subsidiaries, negative impact to revenue related to real estate holdings, negative impact on its workforce, unavailability of professional services and other resources, disruption to credit markets necessary for success of the Company’s business model, and the decline in value of assets held by the Company’s subsidiaries.

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

Note 2. Related-Party Transactions

As of March 31, 2021 and December 31, 2020, the Company holds related party receivables of $1,441 and $170,591, respectively. These receivables are related to payments of expenses made on behalf of affiliated entities. These receivables are non-interest bearing and are due on the Company’s demand of payment.

In consideration for the Manager’s services in managing the investments of the Company, the Company pays to the Manager an annual management fee equal to one percent of the outstanding aggregate principal balances of the private placement secured demand notes. The management fee is paid in arrears on the last day of each calendar quarter and is calculated on the average daily outstanding principal balances of the private placement secured demand notes during the applicable quarter. There were $8,911 and $2,375 in management fees incurred during the three months ended March 31, 2021 and 2020, respectively. These fees are included in management fee expense-related party on the unaudited condensed consolidated statements of operations. When the Company issues Public Demand Notes, the management fee paid by the Company shall increase to 1.3% of outstanding Public Demand Notes. Management fees on the private placement secured demand notes will remain at 1%.

Certain expenses of the Company were paid directly by affiliated entities, iCap Equity, LLC and iCap PNW Management LLC. Direct expenses paid by the affiliated entities totaled $277 and $8,991 for the three months ended March 31, 2021 and 2020, respectively. These expenses are included in general and administrative expenses on the unaudited condensed consolidated statements of operations.

Amounts due to affiliated entities, inclusive of direct expenses paid by affiliated entities and management fees accrued, are included in the related party payables of $16,832 and $7,644 on the unaudited condensed consolidated balance sheets at March 31, 2021 and December 31, 2020, respectively. These payables are non-interest bearing and due on the affiliated companies’ demand of payment. At March 31, 2021 there exists a concentration of payables to related parties of approximately 12% of the Company’s payables and accrued expenses compared to approximately 16% at December 31, 2020.

As of March 31, 2021, a private placement secured demand note of $1,056 payable to the CEO, is included in related party private placement secured demand notes on the unaudited condensed consolidated balance sheets. As of December 31, 2020, this note totaled $1,051. As of March 31, 2021, a private placement secured demand note of $879 is payable to the Director of Capital Markets, which is included in related party private placement secured demand notes on the accompanying unaudited condensed consolidated balance sheets. As of December 31, 2020, this note totaled $875. As of March 31, 2021, a private placement secured demand note of $4,506,788 payable to iCap International Investments, LLC, a joint venture entity in which the CEO is the majority owner, is included in related party private placement secured demand notes on the unaudited condensed consolidated balance sheets. As of December 31, 2020, there were no notes owned by iCap International Investments, LLC.

iCap Vault 1, LLC and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2021

Additionally, other non-key management employees of affiliated entities held $24,210 and $19,342 of private placement secured demand notes, which are included in the private placement secured demand notes on the unaudited condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020, respectively.

Effective October 13, 2020, Holding made a loan to Colpitts Sunset, LLC, an affiliated entity, in the amount of $864,032, in exchange for a promissory note secured by a deed of trust on property owned by Colpitts Sunset, LLC and bearing interest of 10% per annum. Effective January 14, 2021, Holding amended and restated its promissory note from Colpitts Sunset, LLC extending the maturity date to June 30, 2021 and increasing the total available principal balance on the note to a maximum of $1,500,000 of the note. On January 14, 2021, an additional advance of $350,000 was made under the agreement. The full amount of the note plus interest earned and accrued of $47,294 and $7,200 is included in the affiliated note receivable on the unaudited condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020, respectively. Subsequent to March 31, 2021, Holding amended and restated its promissory note from Colpitts Sunset, LLC extending the maturity date to April 1, 2023 and increasing the total available principal balance on the note to a maximum of $3,500,000 (see Note 1). As of May 12, 2021, $3,448,618 of principal and $76,087 of accrued interest is outstanding.

Subsequent to March 31, 2021, iCap International Investments, LLC made additional investments of $5,259,602, and redeemed investments of $1,200,000, and as of May 12, 2021, the total amount of outstanding private placement secured demand notes held by iCap International Investments, LLC was $8,586,917. There were no other investment or redemption activities related to the private placement secured demand notes held by iCap International Investments, LLC, the CEO, or the Director of Capital Markets. During such subsequent period, non-key management employees purchased an additional $600,000 private placement secured demand notes and redeemed $100,000 private placement secured demand notes.

Note 3. Capitalized Software in Development

The Company is in the process of developing software intended to facilitate the processing of demand notes and give noteholders the ability to monitor their notes and link personal accounts. As of February 1, 2021, management believes development of the internal use software is substantially complete and additional costs related to services that do not significantly increase functionality will be expensed as incurred.

Through December 31, 2020, costs of $157,143 were capitalized. Due to the Company’s recurring losses, management conducted an impairment analysis and concluded there was $0 and $157,143 in impairment expense related to its capitalized software for the three months ended March 31, 2021 and the year ended December 31, 2020, respectively.

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

Until the time of the registered offering, the private placement secured demand notes will be secured by a pledge of Holding’s equity interests in the Portfolio SPEs. Holding entered into a guaranty agreement with the Company for the benefit of the noteholders, which shall automatically terminate on the 30-day anniversary of the effectiveness of the registered offering. Effective March 1, 2021, as described below, this offering was amended to allow the continuation of the guaranty and security agreement for as long as the private placement secured demand notes remain outstanding.

Effective March 1, 2021, the Company released Supplement No. 2 to its private placement memorandum amending the Company’s private placement memorandum dated October 1, 2018. The amendment modified the interest rates on private placement secured demand notes and introduced an interest premium program that matches the rewards program associated with the Public Demand Notes (see Note 1).

iCap Vault 1, LLC and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2021

Prior to March 1, 2021, the private placement secured demand notes accrue interest at the rate of 2.00% per annum, based on a 365-day year, compounded daily; provided, however, that if an investor agrees to forego the right to make a demand for payment during the first year after issuance, the interest rate for that year will be 3.00%, and then will revert to the standard 2.00% for following periods. The interest rate may be increased, and subsequently decreased, in the Company’s discretion, provided it does not drop below 2.00% or 3.00% for the first year as applicable.

The private placement secured demand notes are sold through a private placement that was extended through August 31, 2022.

The private placement secured demand notes, inclusive of accrued but unpaid interest, can be redeemed, in whole or in part, at any time through a demand repayment. Should an entire private placement secured demand note not be redeemed through demand payments, any remaining balances have a maturity date 15 years following the issuance date of the private placement secured demand note.

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

As of March 31, 2021 and December 31, 2020, the outstanding private placement secured demand notes payable totaled $8,495,269 and $2,242,613, respectively. Approximately 27% and 70% of these private placement secured demand notes are held by foreign investors at March 31, 2021 and December 31, 2020, respectively.

Note 5. Member’s Deficit

On September 30, 2020, iCap Vault, LLC made an additional capital contribution of $1,535,000 into the Company. The contribution consisted of $1,150,000 in cash and non-cash settlement of related party debt of $385,000. iCap Enterprises, Inc., the sole member of iCap Vault, LLC, assumed debt of the Company due to iCap Investments, LLC, an affiliate of the Company and iCap Vault, LLC, in the amount of $385,000. This assumption of debt constituted a part of the $1,535,000 capital contribution to iCap Vault, LLC from iCap Enterprises, Inc.; concomitantly, iCap Vault, LLC made a $1,535,000 capital contribution to the Company. No additional membership interests were issued by the Company to iCap Vault, LLC in connection with this additional capital contribution.

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

iCap Vault 1, LLC and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2021

Note 7. Subsequent Events

Additional Private Placement Secured Demand Notes Sold and Redeemed

As of May 12, 2021, the Company has sold additional private placement secured demand notes of $8,207,015 and redeemed private placement secured demand notes worth $3,334,016.

Affiliated Note Receivable

Effective April 23, 2021, Holding made a $2,000,000 loan to individuals who are minority co-owners of an affiliated entity, provided by the Company as an investment in Holding, in exchange for a promissory note bearing 8% interest and secured by a deed of trust on property owned by the borrower. On April 23, 2021, $1,000,000 of the note was distributed and $150,000 of the principal proceeds distributed was retained by the Company as an interest reserve. The remaining portion of the loan is payable at the Company’s discretion, upon written request of the borrower delivered to the Company on or before October 22, 2021. As of May 12, 2021, the total amount of the note outstanding net of the interest reserve is $854,222.

Affiliated Real Estate Purchases

The Company invested $3,430,766 into Holding, which subsequently invested $3,430,766 into VH Willows Townhomes, LLC, a wholly owned subsidiary of Holding. VH Willows Townhomes, LLC purchased six townhomes totaling $3,420,000 from iCap Investments, LLC, an affiliated entity. The purchase was made in two equal installments, one on April 23, 2021 for $1,710,000 and another on May 7, 2021 for $1,710,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of iCap Vault 1, LLC and its subsidiaries, including, but not limited to, Vault Holding, LLC and Vault Holding 1, LLC (collectively, the “Company” or “iCap Vault”), should be read in conjunction with the consolidated financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to the Company. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors section of our annual report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2021, as the same may be updated from time to time. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

iCap Vault 1, LLC, the issuer of the Public Demand Notes (as hereinafter defined), was formed as a Delaware limited liability company on July 30, 2018. Vault Holding, LLC (“Holding”), a wholly owned subsidiary of iCap Vault 1, LLC, was formed as a Delaware limited liability company on September 27, 2018. Vault Holding 1, LLC (“Holding 1”), a wholly owned subsidiary of iCap Vault 1, LLC and the guarantor of the Public Demand Notes, was formed as a Delaware limited liability company on April 28, 2020. The Company has commenced only limited operations, primarily focused on organizational matters in connection with the Registered Offering (as hereinafter defined). Each of Holding and Holding 1 was formed with the intention of owning one or more standalone subsidiaries which itself will hold income-producing real estate and financial instruments related to real estate in selected metropolitan statistical areas in the U.S. (each, a “Portfolio Investment”) with the objective of generating a rate of return from the Portfolio Investments that is greater than the costs necessary to purchase, finance and service them. Additionally, each of Holding and Holding 1 provides guaranties to secured demand noteholders of the Company. Holding provides such a guaranty to holders of private placement secured demand notes. Holding 1 shall provide a guaranty to holders of the Public Demand Notes the Company intends to offer through the Registered Offering. To date, Holding has made two loans, one loan in the amount of $3,209,105, provided by the Company as an investment in Holding, to Colpitts Sunset LLC (“Colpitts”), an affiliated entity, in exchange for a promissory note bearing 10% interest and secured by a deed of trust on property owned by Colpitts, and another loan in the amount of $2,000,000 to individuals who are minority co-owners of an affiliated entity, provided by the Company as an investment in Holding, in exchange for a promissory note bearing 8% interest and secured by a deed of trust on property owned by the borrower. On April 23, 2021, $1,000,000 of the note was disbursed and the remaining portion is payable at the Company’s discretion, upon written request of the borrower delivered to the Company on or before October 22, 2021.

The Company invested $3,430,766 into Holding, which subsequently invested $3,430,766 into VH Willows Townhomes, LLC, a wholly owned subsidiary of Holding. VH Willows Townhomes, LLC purchased six townhomes totaling $3,420,000 from iCap Investments, LLC, an affiliated entity. The purchase was made in two equal installments, one on April 23, 2021 for $1,710,000 and another on May 7, 2021 for $1,710,000.

Holding 1 has not commenced operations and has no assets and liabilities. Holding 1 does not currently own any Portfolio Investments.

iCap Vault Management, LLC, the manager (“Manager”) of the Company, was formed as a Delaware limited liability company on July 31, 2018, and has since been only engaged in limited operations. We intend to generate revenues in the following ways from our properties: from net rental income on our properties and from price appreciation of the properties upon their disposition. For the financial instruments secured by real estate that we invest in, we intend to generate revenues from the interest income received on such financial instruments.

We have no plans to change our business activities or to combine with another business, and we are not aware of any events or circumstances that might cause our plans to change. Neither management of the Company, nor the sole member of the Company, have any plans or arrangements to enter into a change of control, business combination or similar transaction or to change management.

Portfolio Investments may be held directly by the Company or held in a standalone wholly owned limited liability company (each, a “Portfolio SPE”) and one or more Portfolio SPEs may be held by a holding company that is wholly owned by the Company, rather than by the Company directly. The rental and interest income earned allows us to provide a rate of return to investors who acquire the Public Demand Notes. The Public Demand Notes will be secured by the membership interests in Holding 1. The Company’s business plan targets primarily income-producing properties and seeks to acquire the properties debt-free, and the Company expects to generate income from the financial instruments that it may hold. The Portfolio Investments will serve as collateral for one or more credit facilities entered into by the Company or an affiliate of us.

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

For the three months ended March 31, 2021 and 2020, we generated interest income from a related party promissory note of $40,093 and $0, respectively, reported a net loss of $293,225 and $235,110, respectively, and had cash flow used in operating activities of $209,614 and $174,394, respectively. As of March 31, 2021, we had member’s deficit of $435,817. The capital to be raised in the Registered Offering has been budgeted to cover the costs associated with beginning to operate our company, marketing expense, and acquisition related costs. We intend to use the majority of the proceeds from the Registered Offering for the acquisition of Portfolio Investments. However, closing and other acquisition related costs such as title insurance, professional fees and taxes will likely require cash. We do not have the ability to quantify any of the expenses as they will all depend on size of deal, price, and place versus procuring new financing, due diligence performed (such as appraisal, environmental, property condition reports), legal and accounting, etc. There is no way to predict or otherwise detail the expenses.

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

Registered Public Offering

We have registered a public offering (“Registered Offering”) of up to $500,000,000 aggregate principal amount of our Variable Denomination Floating Rate Demand Notes, marketed and sold as “Demand Notes” (the “Public Demand Notes”), under an effective Registration Statement (File No. 333-236458) (“Registration Statement”), to fund our investment and operational activities. However, we have not engaged in the offer and sale of Public Demand Notes under the Registration Statement as of yet as we are establishing our distribution strategy and seeking a no objection letter from FINRA, which has not yet been granted. We expect to use the net proceeds from the Registered Offering to pay for our operating costs, including on-going legal and accounting fees, finance costs associated with acquiring primarily multifamily properties and single-family residences, and costs associated with broker price opinions, title reports and recording fees.

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

Private Placements during 2021 - Notes

We are currently conducting a private placement of up to $500,000,000 to fund our investment and operational activities in a transaction that is exempt from the registration requirements of the Securities Act pursuant to Regulation 506(c) and Regulation S of Secured Demand Notes pursuant to which we have issued $16,025,523 during the period from January 1, 2021 through May 12, 2021 (“Current Private Placement Notes”; together with 2018 Private Placement Notes, 2019 Private Placement Notes and 2020 Private Placement Notes, collectively referred to as “Private Placement Notes”).

As of May 12, 2021, we have repaid the noteholders of the Private Placement Notes as a return of capital $4,922,139 of the principal and accrued interest of Private Placement Notes. As of May 12, 2021, we estimate the value of the aggregate outstanding principal amount and accrued interest estimated to be approximately $13,404,000.

On February 5, 2021, Chris Christensen, the Chief Executive Officer of the Company, formed iCap International Investments, LLC, a Washington limited liability company. Mr. Christensen holds a 51% ownership interest in the entity and he is also the manager. iCap International Investments, LLC signed a subscription agreement on February 8, 2021 and invested $10.00 in the Private Placement Notes. iCap International Investments, LLC subsequently made additional investments of $9,761,268, and redeemed investments of $1,200,000, and as of May 12, 2021, the total amount of outstanding Private Placement Notes held by iCap International Investments, LLC was $8,586,917.

Amended Private Placement Memorandum

Effective March 1, 2021, the Company released Supplement No. 2 to its private placement memorandum amending the Company’s private placement memorandum dated October 1, 2018. The amendment modified the interest rates on private placement secured demand notes and introduced an interest premium program that matches the rewards program associated with the Public Demand Notes (see Note 1 to the unaudited condensed consolidated financial statements). The amendment also allows the original security agreement and guaranty agreement to remain in place, removed the noteholder’s ability to exchange their notes for registered notes and amended the private placement memorandum to not terminate upon effectiveness of the registered offering.

Capital Contribution

In September 2020, iCap Vault, LLC received from its sole member, iCap Enterprises, Inc., a $1,535,000 capital contribution in the form of $1,150,000 in cash and an assumption by iCap Enterprises, Inc. of iCap Vault 1, LLC’s indebtedness to an affiliate (iCap Investments, LLC) of $385,000. Concurrently, iCap Vault, LLC, the sole member of iCap Vault 1, LLC, made a $1,535,000 capital contribution to iCap Vault 1, LLC.

Affiliated Note Receivable

Effective October 13, 2020, Holding made a loan to Colpitts, an affiliated entity, in the amount of $864,032, in exchange for a promissory note secured by a deed of trust on property owned by Colpitts and bearing interest of 10% per annum. Effective January 14, 2021, Holding amended and restated its promissory note from Colpitts extending the maturity date to June 30, 2021 and increasing the total available principal balance on the note to a maximum of $1,500,000 of the note. On January 14, 2021, an additional advance of $350,000 was made under the note. Effective April 15, 2021, Holding amended and restated its promissory note from Colpitts extending the maturity date to April 1, 2023 and increasing the total available principal balance on the note to a maximum of $3,500,000. iCap Vault 1, LLC provided Holding, a directly wholly owned subsidiary of iCap Vault 1, LLC and sister company to Holding 1, the funds through an investment in Holding. Holding advanced an additional $1,995,073 and $239,513 towards the maximum principal balance available on the note on April 15, 2021 and May 11, 2021, respectively. As of May 12, 2021, $3,448,618 in principal and approximately $76,087 of interest is outstanding.

Effective April 23, 2021, Holding made a $2,000,000 loan to individuals who are minority co-owners of an affiliated entity, provided by the Company as an investment in Holding, in exchange for a promissory note bearing 8% interest and secured by a deed of trust on property owned by the borrower. On April 23, 2021, $1,000,000 of the note was disbursed and the remaining portion is payable at the Company’s discretion, upon written request of the borrower delivered to the Company on or before October 22, 2021.

Affiliated Real Estate Purchases

The Company invested $3,430,766 into Holding, which subsequently invested $3,430,766 into VH Willows Townhomes, LLC, a wholly owned subsidiary of Holding. VH Willows Townhomes, LLC purchased six townhomes totaling $3,420,000 from iCap Investments, LLC, an affiliated entity. The purchases were made in two equal installments, one on April 23, 2021 for $1,710,000 and another on May 7, 2021 for $1,710,000.

Plan of Operations

We believe we will need at least $500,000 to provide working capital and $500,000 for professional fees for the next 12 months. We will utilize from the initial $1,000,000 raised in the Registered Offering for such required amounts for working capital ($500,000) and professional fees ($500,000) for the next 12 months.

We hope to reach the following milestones in the next 12 months:

●	June 2021—Begin fundraising.
●	August 2021—Search for properties to purchase.
●	September 2021—Purchase first property with funds raised from the Registered Offering.

Acquisitions will depend highly on our funds, the availability of those funds, availability of assets that meet our investment criteria and the size of the assets to be acquired. There can be no assurance that we will be able to successfully complete such acquisition.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

Revenue

Interest income for the three months ended March 31, 2021 and December 31, 2020 was $40,142 and $0, respectively, of which $40,093 and $0, respectively, was from a related party promissory note. The increase in interest income was the result of interest earned on affiliated notes receivable.

Operating Expenses

Operating expenses for the three months ended March 31, 2021 were $311,097, as compared to $229,956 for the three months ended March 31, 2020. The increase in expenses is primarily due to increased costs related to professional services associated with the Registered Offering.

Other Expense

Interest expense increased to $22,221 for the three months ended March 31, 2021, as compared to $5,154 for the three months ended March 31, 2020. The increase in interest expenses was driven by an increase in Private Placement Notes.

Net Loss

Net loss for the three months ended March 31, 2021 was $293,225, as compared to a net loss of $235,110 for the three months ended March 31, 2020. The increase in net loss was primarily due to the increase in operating expenses and interest expense.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth a summary of our net cash flows for the periods indicated:

	For Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020

Net cash flows from total operating activities	$(209,614)	$(174,394)
Net cash flows from total investing activities	$(180,850)	$-
Net cash flows from total financing activities	$6,503,385	$(506,638)

The Company had cash used in operating activities of $209,614 for the three months ended March 31, 2021, as compared cash used in operating activities of $174,394 for the three months ended March 31, 2020. The increase in cash used in operating activities is primarily the result of increases in net losses.

During the three months ended March 31, 2021, the Company received $7,818,508 of proceeds from the issuance of private placement secured demand notes and repaid $1,588,123 of principal on notes payable. During the three months ended March 31, 2020, the Company received $1,214,848 of proceeds from the issuance of private placement secured demand notes and repaid $1,721,486 of principal on notes payable.

Liquidity and Going Concern

In September 2020, iCap Vault, LLC received from its sole member, iCap Enterprises, a $1,535,000 capital contribution in the form of $1,150,000 in cash and an assumption by iCap Enterprises of iCap Vault 1, LLC’s indebtedness to an affiliate (iCap Investments, LLC) of $385,000. Concurrently, iCap Vault, LLC, the sole member of iCap Vault 1, LLC, made a $1,535,000 capital contribution to iCap Vault 1, LLC, the issuer of the demand notes in the Registered Offering. In addition, iCap Vault, LLC intends to make additional capital contributions in the future to iCap Vault 1, LLC as needed to sustain positive net worth in the Company. iCap Vault 1, LLC expects its operating expenses related to its Registered Offering to decrease significantly in the near future. To date, the majority of iCap Vault 1, LLC’s expenses have been in connection with its Registered Offering, including, without limitation, legal, accounting, auditing, printing, blue-sky compliance and other expenses. As of the date of this Quarterly Report on Form 10-Q, iCap Vault 1, LLC has paid all required SEC, FINRA and blue-sky filing fees, and has therefore already expended the majority of the funds required to commence its Registered Offering. On-going operating expenses will be primarily focused on asset acquisition, asset monetization, and asset disposition.

We are currently conducting a private placement of up to $500,000,000 to fund our investment and operational activities in a transaction that is exempt from the registration requirements of the Securities Act pursuant to Regulation 506(c) and Regulation S of the Current Private Placement Notes, pursuant to which we have issued $7,818,508 during the period from January 1, 2021 through March 31, 2021. As of March 31, 2021, we have repaid the noteholders of the Private Placement Notes as a return of capital $22,221,792 of the principal and accrued interest of Private Placement Notes. As of March 31, 2021, we estimate the value of the aggregate outstanding principal amount and accrued interest estimated to be $8,495,269.

In its audit report dated March 31, 2021, our independent registered public accounting firm raised substantial doubt regarding our ability to continue as a going concern. If the Company is not successful in raising sufficient capital, or if it does not have access to sufficient credit from outside parties or related parties, it may have to delay or reduce expenses, or curtail operations, due to the fact that its current cash and capital resources are not sufficient to meet its needs for the 12 months following the date of this filing. The accompanying unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that could result should the Company not continue as a going concern.

Assets

At March 31, 2021 and December 31, 2020, we had total assets of $8,488,457 and $2,154,789, respectively. Assets consist primarily of the cash accounts held by the Company, inclusive of $849,527 and $224,261 of restricted cash on March 31, 2021 and December 31, 2020, respectively. In addition, the Company holds a promissory note with an affiliated entity, inclusive of interest receivable, totaling $1,261,326 and $871,232 as of March 31, 2021 and December 31, 2020, respectively.

Liabilities

At March 31, 2021 and December 31, 2020, we had total liabilities of $8,924,274 and $2,297,381, respectively. The increase was primarily due to a net increase in Private Placement Notes of $6,252,656.

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

CRITICAL ACCOUNTING POLICIES

Management believes the estimates and judgments most critical to the preparation of our unaudited condensed consolidated financial statements and to the understanding of our reported financial results include those made in connection with impairment of notes receivable and impairment of definite-lived intangible assets as well as evaluating the Company’s ability to continue as a going concern. Management evaluates our policies and assumptions on an ongoing basis.

For a description of our significant accounting policies related to these accounts in the preparation of our unaudited condensed consolidated financial statements, see “Note 1—Nature of Business and Summary of Significant Accounting Policies” of our unaudited condensed consolidated financial statements included in this Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and principal financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2021, our disclosure controls and procedures were not effective.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in ordinary routine litigation typical for companies engaged in our line of business. As of the date of this quarterly report on Form 10-Q, we are not involved in any pending legal proceedings that we believe would be likely, individually or in the aggregate, to have a material adverse effect on our financial condition or results of operations.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors as disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on March 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously disclosed, since our formation on July 30, 2018, we have only issued 1,000 membership interests to iCap Vault, LLC (“iCap Vault”), our sole member, in exchange for services rendered by iCap Vault to us with a value of $0.01 per unit. The issuance was exempt from registration under Section 4(a)(2) of the Securities Act because the transaction did not involve a public offering. On September 30, 2020, iCap Vault made an additional capital contribution of $1,535,000 into iCap Vault 1 (consisting of $1,150,000 in cash and an assumption by iCap Enterprises, the sole member of iCap Vault, of iCap Vault 1’s indebtedness to an affiliate (iCap Investments, LLC) of $385,000). No additional membership interests were issued by us to iCap Vault in connection with this additional capital contribution.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) None.

(b) There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since we last provided disclosure in response to the requirements of Item 407(c)(3) of Regulation S-K promulgated under the Exchange Act.

ITEM 6. EXHIBITS

Exhibit	Description

4.1	Form of Subscription Agreement (for use with the Public Demand Notes) (incorporated by reference to Exhibit 4.3 to the registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2021).

10.1	Loan Agreement dated as of April 23, 2021 among Patrick T. Files, Jr., Jennifer S. Files and Vault Holding, LLC (incorporated by reference to Exhibit 10.1 to registrant’s Current Report on Form 8-K filed with the SEC on April 29, 2021).

10.2	Promissory Note dated April 23, 2021 issued by Patrick T. Files, Jr. and Jennifer S. Files to Vault Holding, LLC (incorporated by reference to Exhibit 10.2 to registrant’s Current Report on Form 8-K filed with the SEC on April 29, 2021).

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification by the Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Document.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

iCap Vault 1, LLC
	By:	iCap Vault Management, LLC, its manager

Date: May 14, 2021	By:	/s/ Chris Christensen
Chris Christensen Chief Executive Officer (principal executive officer)

	By:	/s/ Joseph Turner
Joseph Turner
Controller (principal financial officer and principal accounting officer)

