Form 10-Q
period 2021-06-30
iCap Vault 1, LLC
filed 2021-08-16
CIK 1800199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There is no public market for the registrant’s outstanding membership interests. As of August 13 2021, there were 1,000 membership interests issued and outstanding.

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

iCap Vault 1, LLC and Subsidiary
Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2021	December 31, 2020
ASSETS

Cash	$3,173,865	$888,508
Restricted cash	1,471,431	224,261
Accounts receivable	21,083	-
Related party receivables	4,669	170,591
Prepaid expenses	-	197
Affiliated notes receivable	6,016,914	871,232
Investment property, net	3,042,983	-
TOTAL ASSETS	$13,730,945	$2,154,789

LIABILITIES AND MEMBER’S DEFICIT

Liabilities:
Private placement secured demand notes	$4,987,686	$2,240,687
Related party private placement secured demand notes	9,726,624	1,926
Accounts payable and accrued expenses	113,425	47,124
Related party payables	23,662	7,644
Deferred rent	17,335	-
Total Liabilities	14,868,732	2,297,381

Commitments and contingencies (Note 8)

Member’s deficit	(1,137,787)	(142,592)
TOTAL LIABILITIES AND MEMBER’S DEFICIT	$13,730,945	$2,154,789

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iCap Vault 1, LLC and Subsidiary
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

REVENUE

Interest income — related party	$104,991	$-	$145,084	$-
Rental income	33,870	-	33,870	-
Other income	170	-	170	-
Total revenue	139,031	-	179,124	-

OPERATING EXPENSES
General and administrative expenses	347,386	205,546	649,572	433,127
Management fee expense—related party	30,702	2,907	39,613	5,282
Management fee expense	3,179	-	3,179	-
Total operating expenses	381,267	208,453	692,364	438,409

LOSS FROM OPERATIONS	(242,236)	(208,453)	(513,240)	(438,409)

OTHER EXPENSE
Interest expense—related party	58,469	-	63,590	-
Interest expense	33,531	4,513	50,631	9,667
Total other expenses	92,000	4,513	114,221	9,667

NET LOSS	$(334,236)	$(212,966)	$(627,461)	$(448,076)

Net loss per membership unit	$(334)	$(213)	$(627)	$(448)
Weighted average number of membership units outstanding	1,000	1,000	1,000	1,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iCap Vault 1, LLC and Subsidiary
Condensed Consolidated Statements of Member’s Deficit (Unaudited)

MEMBER’S DEFICIT
	Member’s Capital		Additional Paid-in	Accumulated
	Units	Par Value	Capital	Deficit	Total
Balances at April 1, 2021	1,000	$-	$-	$(435,817)	$(435,817)
VH Willows Acquisition (Notes 2 & 5)	-	-	(367,734)	-	(367,734)
Net loss	-	-	-	(334,236)	(334,236)
Balances at June 30, 2021	1,000	$-	$(367,734)	$(770,053)	$(1,137,787)

	Member’s Capital		Additional Paid-in	Accumulated
	Units	Par Value	Capital	Deficit	Total
Balances at April 1, 2020	1,000	$-	$-	$(791,542)	$(791,542)
Net loss	-	-	-	(212,966)	(212,966)
Balances at June 30, 2020	1,000	$-	$-	$(1,004,508)	$(1,004,508)

MEMBER’S DEFICIT
	Member’s Capital		Additional Paid-in	Accumulated
	Units	Par Value	Capital	Deficit	Total
Balances at January 1, 2021	1,000	$-	$-	$(142,592)	$(142,592)
VH Willows Acquisition (Notes 2 & 5)	-	-	(367,734)	-	(367,734)
Net loss	-	-	-	(627,461)	(627,461)
Balances at June 30, 2021	1,000	$-	$(367,734)	$(770,053)	$(1,137,787)

	Member’s Capital		Additional Paid-in	Accumulated
	Units	Par Value	Capital	Deficit	Total
Balances at January 1, 2020	1,000	$-	$-	$(556,432)	$(556,432)
Net loss	-	-	-	(448,076)	(448,076)
Balances at June 30, 2020	1,000	$-	$-	$(1,004,508)	$(1,004,508)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iCap Vault 1, LLC and Subsidiary
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2021	2020

Cash flows from operating activities:
Net loss	$(627,461)	$(448,076)
Adjustments to reconcile net loss to net cash used in operating activities:
Reinvestment of interest on private placement secured demand notes	50,631	9,672
Reinvestment of interest on related party private placement secured demand notes	63,590	20
Interest accrued on related party notes receivable	(130,751)	-
Depreciation expense	9,283	-
Changes in operating assets and liabilities:
Accounts receivable	(21,083)	-
Prepaid expenses	197	(2,783)
Accounts payable and accrued expenses	66,301	75,069
Related party payables	16,018	15,934
Deferred rent	17,335	-
Net cash used in operating activities	(555,940)	(350,164)

Cash flows from investing activities:
Purchase of investment property	(3,420,000)	-
Issuance of related party note	(5,014,930)	-
Proceeds from repayment of related party receivables	165,922	-
Development of internal-use software	-	(27,228)
Collections of related party receivables	-	7,057
Net cash used in investing activities	(8,269,008)	(20,171)

Proceeds from the issuance of private placement secured demand notes	11,745,940	2,821,946
Proceeds from the issuance of related party private placement secured demand notes	10,861,108	-
Repayments of private placement secured demand notes	(9,049,573)	(2,712,103)
Repayments of related party private placement secured demand notes	(1,200,000)	-
Net cash provided by financing activities	12,357,475	109,843

Net increase (decrease) in cash and restricted cash	3,532,527	(260,492)
Cash and restricted cash at beginning of period	1,112,769	924,313
Cash and restricted cash at end of period	$4,645,296	$663,821

Reconciliation of cash and restricted cash—beginning of period
Cash	$888,508	$818,979
Restricted cash	224,261	105,334
Total	$1,112,769	$924,313

Reconciliation of cash and restricted cash—end of period
Cash	$3,173,865	$546,533
Restricted cash	1,471,431	117,288
Total	$4,645,296	$663,821

Non-Cash Investing and Financing Activities
Reduction in member’s deficit due to purchase of investment property under common control	$367,734	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iCap Vault 1, LLC and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2021

Note 1. Nature of Business and Summary of Significant Accounting Policies

Organization and Nature of Business:

iCap Vault 1, LLC (the “Company”), a Delaware limited liability company, was formed on July 30, 2018 pursuant to and in accordance with the Delaware Limited Liability Company Act for the purpose of acquiring real estate investments in the United States and providing a rate of return to its investors. The Company was organized for the principal purposes of (a) sourcing, acquiring, financing and managing a portfolio of investments and (b) engaging in all activities incidental or ancillary thereto as the Manager, iCap Vault Management, LLC (the “Manager”), deems necessary or advisable. The Company’s Limited Liability Company Agreement (the “Operating Agreement”) provides for one class of membership units that have the same rights, powers and duties. The Company had 1,000 units issued and outstanding as of June 30, 2021, which were issued at the time of formation. All units are held by one member.

The Company has two wholly owned subsidiaries, Vault Holding, LLC (“Holding”) and Vault Holding 1, LLC (“Holding 1”). Holding was formed September 27, 2018. Holding 1 was formed April 28, 2020. Each entity was formed with the intention of owning one or more standalone subsidiaries (each a “Portfolio SPE”), which itself will hold real property investments and real estate-based financial instruments. Through the acquisition of six townhomes in the three months ended June 30, 2021, the Company is generating revenue through net rental income on our properties. The Company also intends to generate revenue from its properties through price appreciation of the properties upon their disposition. For the financial instruments secured by real estate that the Company invests in, the Company intends to generate revenues from the interest income received on such financial instruments. Additionally, the entities provide guaranties to secured noteholders of the Company. Holding provides such a guaranty to holders of private placement secured demand notes. Holding 1 shall provide a guaranty to holders of publicly available variable denomination floating rate demand notes the Company intends to offer through a public offering. As of the date of issuance of these unaudited condensed consolidated financial statements, Holding made three loans (see Note 2) and purchased six townhomes through its SPE subsidiary, VH Willows Townhomes, LLC (See Notes 2 and 3).

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

For the Six Months Ended June 30, 2021

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

There have been no Public Demand Notes issued as of June 30, 2021 (see Note 9).

Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and have been consistently applied. They do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2021. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2021

Principles of Consolidation:

The unaudited condensed consolidated financial statements represent the consolidation of the Company and its wholly owned subsidiaries, Holding, Holding 1 and VH Willows Townhomes LLC. All intercompany accounts and transactions have been eliminated in consolidation.

Accounting for Acquisitions

The Company accounts for acquisitions for investment properties as asset acquisitions in accordance with ASC 805, “Business Combinations,” and allocates the purchase price of the property based upon the fair value of the assets acquired, which generally consist of land and buildings. The Company allocates the purchase price of an acquired property generally determined by internal evaluation as well as third-party appraisal of the property obtained in conjunction with the purchase. The Company capitalized acquisition-related costs and fees associated with asset acquisitions.

Cash and Cash Equivalents:

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company’s cash and cash equivalents are held at major commercial banks which hold balances that at times may exceed the Federal Deposit Insurance Corporation limit. The Company has not experienced any losses in such accounts with these financial institutions. There were no cash equivalents as of June 30, 2021 and December 31, 2020.

The Company sets aside reserves of between 5-10% of the outstanding principal balances in available cash reserves to address demand payments of its private placement secured demand notes pursuant to the private placement memorandum (see Note 6).

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

The Company may fund a specific note receivable origination net of an interest reserve to ensure timely interest payments at the inception of the note. Any interest reserve is amortized over the period that the amount is prepaid. In the event of an early note payoff, any unapplied interest reserves would be first applied to any accrued but unpaid interest and then as a reduction of principal.

iCap Vault 1, LLC and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2021

The Company reviews notes receivable for impairment and provides an allowance for credit losses if all or a portion of the note is determined to be uncollectible. Notes are charged off to the allowance for credit losses when the contractual amount is no longer realizable.

Investment Property

Investment property consists of land and buildings and are stated at cost, less accumulated depreciation and amortization as applicable. Expenditures for maintenance and repairs are charged to expense when incurred, while renewals and betterments that materially extend the life of an asset are capitalized. When assets are sold, retired or otherwise disposed of, the cost and accumulated depreciation are removed from the consolidated balance sheets and any resulting gain or loss is reflected in the consolidated statements of operations in the period realized.

Buildings are depreciated using a straight-line method over their estimated useful lives of 40 years.

Rental Income

Rental income includes revenue derived from fixed lease payments and are recognized on a straight-line basis over the non-cancelable period of the lease. The Company commences rental revenue recognition when the underlying asset is available for use by the lessee. The Company’s leases are short-term and are less than one year.

Deferred Rent:

The Company recognizes rental income on a straight-line basis over the terms of the leases and, accordingly, records the difference between cash rent and security deposit payments received and the recognition of rental income as a deferred rent liability.

Capitalized Software:

The Company recognized internal use software development costs in accordance with ASC 350-40, Intangibles – Goodwill and Other – Internal Use Software. Costs of materials, consulting, payroll, and payroll related costs incurred in developing internal use computer software are capitalized when incurred. The cost of certain upgrades and enhancements to internal use software that result in additional functionality are also capitalized. Costs incurred during the preliminary project and post implementation stages are charged to expense as incurred. Once a development project is substantially complete and the software is ready for its intended use, software costs are amortized on a straight-line basis over a three-year estimated useful life.

Impairment of Definite-Lived Tangible Assets:

The Company applies FASB ASC 360-10, “Property, Plant & Equipment,” to measure impairment in real estate investments. Rental properties are individually evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis without interest) from a rental property is less than the carrying value under its historical net cost basis. These expected future cash flows consider factors such as future operating income, trends and prospects as well as the effects of leasing demand, competition and other factors. Upon determination that a permanent impairment has occurred, rental properties are reduced to their fair value. For properties to be disposed of, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property measured at the time there is a commitment to sell the property and/or it is actively being marketed for sale. A property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Subsequent to the date that a property is held for disposition, depreciation expense is not recorded. There was no impairment during the three and six months ended June 30, 2021 and 2020.

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

Due to the Company’s recurring losses, management conducted an impairment analysis and concluded there was impairment expense related to its capitalized software of $0 for the three and six months ended June 30, 2021 and $157,143 for the year ended December 31, 2020.

iCap Vault 1, LLC and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2021

Income Taxes:

As a limited liability company, the Company’s taxable income or loss is allocated to the member. Therefore, no provision or liability for income taxes has been included in the unaudited condensed consolidated financial statements.

Holding and Holding 1 are subsidiaries, and as single member LLCs are considered disregarded entities for income tax purposes, as well the SPE subsidiary of Holding.

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

The Company has not issued any Public Demand Notes as of June 30, 2021.

Interest is expensed in the period incurred.

Fair Value of Financial Instruments:

The Company calculates the fair value of its assets and liabilities which qualify as financial instruments and includes this additional information in the notes to unaudited condensed consolidated financial statements when the fair value is different than the carrying value of these financial instruments. The estimated fair value of accounts receivable, related party receivables and payables, affiliated notes receivable, private placement secured demand notes, accounts payable and accrued liabilities and related party payables approximate their carrying amounts due to the relatively short maturity of these instruments. None of these instruments are held for trading purposes.

Liquidity and Going Concern:

The Company has issued one Public Demand Notes as of the date that these unaudited condensed consolidated financial statements are available to be issued and does not have sufficient cash or a source of revenue sufficient to cover its operation costs and debt obligations. As of June 30, 2021, the Company and its subsidiaries have continued to generate recurring losses from operations and negative operating cash flows since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the date these unaudited condensed consolidated financial statements are available to be issued. The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These unaudited condensed consolidated financial statements do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company will be dependent upon the raising of additional capital through issuance of debt in order to implement its business plan. There can be no assurance that the Company will be successful in this situation in order to continue as a going concern. The Company is funding its initial operations from payments of expenses by its related entities, which are included in related party payables on the unaudited condensed consolidated balance sheets, equity contributions, and issuance of private placement demand notes.

iCap Vault 1, LLC and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2021

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

Recent Accounting Pronouncements:

In June 2016 the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which adds a new Topic 326 to the Codification and removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. The guidance in ASU 2016-13 is effective for “public business entities,” as defined, that are SEC filers for fiscal years and for interim periods with those fiscal years beginning after December 15, 2022. Early adoption of the guidance is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact that the pending adoption of this guidance will have on its consolidated financial statements.

Note 2. Related-Party Transactions

As of June 30, 2021 and December 31, 2020, the Company holds related party receivables of $4,669 and $170,591, respectively. These receivables are related to payments of expenses made on behalf of affiliated entities. These receivables are non-interest bearing and are due on the Company’s demand of payment.

In consideration for the Manager’s services in managing the investments of the Company, the Company pays to the Manager an annual management fee equal to one percent of the outstanding aggregate principal balances of the private placement secured demand notes. The management fee is paid in arrears on the last day of each calendar quarter and is calculated on the average daily outstanding principal balances of the private placement secured demand notes during the applicable quarter. There were $30,702 and $2,907 in management fees incurred during the three months ended June 30, 2021 and 2020, respectively, and $39,613 and $5,282 for the six months ended June 30, 2021 and 2020, respectively. These fees are included in management fee expense-related party on the unaudited condensed consolidated statements of operations. When the Company issues Public Demand Notes, the management fee paid by the Company shall increase to 1.3% of outstanding Public Demand Notes. Management fees on the private placement secured demand notes will remain at 1%.

Certain expenses of the Company were paid directly by affiliated entities, iCap Equity, LLC and iCap PNW Management, LLC. Direct expenses paid by the affiliated entities totaled $4,268 and $1,661 for the three months ended June 30, 2021 and 2020, respectively, and $4,545 and $10,652 for the six months ended June 30, 2021 and 2020, respectively. These expenses are included in general and administrative expenses on the unaudited condensed consolidated statements of operations.

Amounts due to affiliated entities, inclusive of direct expenses paid by affiliated entities and management fees accrued, are included in the related party payables of $23,662 and $7,644 on the unaudited condensed consolidated balance sheets at June 30, 2021, and December 31, 2020, respectively. These payables are non-interest bearing and due on the affiliated companies’ demand of payment. At June 30, 2021, there exists a concentration of payables to related parties of approximately 17% of the Company’s payables and accrued expenses compared to approximately 16% at December 31, 2020.

As of June 30, 2021, a private placement secured demand note of $1,062 payable to the CEO, is included in related party private placement secured demand notes on the unaudited condensed consolidated balance sheets. As of December 31, 2020, this note totaled $1,051. As of June 30, 2021, a private placement secured demand note of $884 is payable to the Director of Capital Markets, which is included in related party private placement secured demand notes on the accompanying unaudited condensed consolidated balance sheets. As of December 31, 2020, this note totaled $875. As of June 30, 2021, a private placement secured demand note of $9,724,678 payable to iCap International Investments, LLC, a joint venture entity in which the CEO is the majority owner, is included in related party private placement secured demand notes on the unaudited condensed consolidated balance sheets. As of December 31, 2020, there were no notes owned by iCap International Investments, LLC.

iCap Vault 1, LLC and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2021

Additionally, other non-key management employees of affiliated entities held $72,266 and $19,342 of private placement secured demand notes, which are included in the private placement secured demand notes on the unaudited condensed consolidated balance sheets as of June 30, 2021, and December 31, 2020, respectively.

Effective October 13, 2020, Holding made a loan to Colpitts Sunset, LLC, an affiliated entity, in the amount of $864,032, in exchange for a promissory note secured by a deed of trust on property owned by Colpitts Sunset, LLC and bearing interest of 10% per annum. Effective January 14, 2021, Holding amended and restated its promissory note from Colpitts Sunset, LLC extending the maturity date to June 30, 2021, and increasing the total available principal balance on the note to a maximum of $1,500,000 of the note. On January 14, 2021, an additional advance of $350,000 was made under the agreement. On April 15, 2021, Holding amended and restated its promissory note from Colpitts Sunset, LLC extending the maturity date to April 1, 2023, and increasing the total available principal balance on the note to a maximum of $3,500,000 (see Note 1). The principal balance of $3,448,618 and $864,032 was outstanding as of June 30, 2021, and December 31, 2020, respectively. Interest income of $75,241 and $0 was earned for the three months ended June 30, 2021 and 2020, respectively, and $111,529 and $0 for the six months ended June 30, 2021 and 2020, respectively. The full amount of the note plus interest earned and accrued of $118,729 and $7,200 is included in the affiliated notes receivable on the unaudited condensed consolidated balance sheets as of June 30, 2021, and December 31, 2020, respectively.

Effective April 23, 2021, Holding made a $2,000,000 loan to individuals who are minority co-owners of an affiliated entity, provided by the Company as an investment in Holding, in exchange for a promissory note bearing 8% interest and secured by a deed of trust on property owned by the borrower. On April 23, 2021, $1,000,000 of the note was distributed and $150,000 of the principal proceeds distributed was retained by the Company as an interest reserve. An additional $500,000 of the note was distributed on May 24, 2021. Interest income of $19,222 and $0 was earned for the three months ended June 30, 2021 and 2020, respectively, and $19,222 and $0 for the six months ended June 30, 2021 and 2020, respectively. The remaining portion of the loan is payable at the Company’s discretion, upon written request of the borrower delivered to the Company on or before October 22, 2021. As of June 30, 2021, the total amount of the note outstanding net of the interest reserve is $1,369,222, which consists of $1,500,000 principal and $19,222 accrued interest offset by $150,000 of interest reserve. Subsequent to June 30, 2021, the remaining $500,000 of the original note was distributed to the individuals. As of August 13, 2021, the total amount of the note outstanding net of interest reserve is $1,886,925.

Effective May 17, 2021, Holding made a $1,200,000 loan to 725 Broadway, LLC, an affiliated entity, in exchange for a promissory note secured by a deed of trust on property owned by 725 Broadway, LLC and bearing interest at 10% per annum with a maturity date of December 1, 2022. Interest income of $14,333 and $0 was earned for the three and six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, $1,200,000 of the principal balance and $14,333 of accrued interest offset by $133,989 of construction holdback, which was retained by the Company in order to cover unforeseen costs, was outstanding.

The Company invested $3,430,766 into Holding, which subsequently invested $3,430,766 into VH Willows Townhomes, LLC, a wholly owned subsidiary of Holding. VH Willows Townhomes, LLC purchased six townhomes totaling $3,420,000 from iCap Investments, LLC, an affiliated entity. The purchase was made in two equal installments, one on April 23, 2021 for $1,710,000 and another on May 7, 2021 for $1,710,000. The total purchase price of $3,420,000 and carrying value of $3,052,266 resulted in a difference of $367,734, which was recorded as a reduction of member’s deficit in accordance with GAAP since it was a transaction between entities under common control. The buildings had a balance of $2,114,535 as of the acquisition date and will be amortized straight-line over their remaining useful lives of 463 to 464 months (Note 3 & 5).

Subsequent to June 30, 2021, iCap International Investments, LLC made additional investments of $300,000 and as of August 13, 2021, the total amount of outstanding private placement secured demand notes held by iCap International Investments, LLC was $10,060,754. The Director of Investor Relations made a first-time investment of $1,000 and as of August 13, 2021, the total amount of outstanding private placement secured demand notes held by the Director of Investor Relations was $1,001. The Director of Capital Markets made a redemption of $764 and as of August 13, 2021, the total amount of outstanding private placement secured demand notes held by the Director of Capital Markets was $120. There were no other investment or redemption activities related to the private placement secured demand notes held by iCap International Investments, LLC, the CEO, the Director of Capital Markets or the Director of Investor Relations. During such subsequent period, non-key management employees purchased an additional $156,000 private placement secured demand notes and redeemed $60,000 private placement secured demand notes.

Note 3. Investment Property

Investment property consists of the following:

	June 30, 2021	December 31, 2020
Buildings	$2,114,535	$-
Land	937,731	-
Investment property, gross	3,052,266	-
Less accumulated depreciation	(9,283)	-
Investment property, net	$3,042,983	$-

Depreciation expense for the three and six months ended June 30, 2021 and 2020, was $9,283 and $0, respectively.

iCap Vault 1, LLC and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2021

Note 4. Capitalized Software in Development

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

Through December 31, 2020, costs of $157,143 were capitalized. Due to the Company’s recurring losses, management conducted an impairment analysis and concluded there was $0 in impairment expense related to its capitalized software for the three and six months ended June 30, 2021. For the year ended December 31, 2020, there was $157,143 of impairment expense related to its capitalized software.

Note 5. Acquisitions

The Company completed one acquisition of investment property from an affiliated entity during the three months ended June 30, 2021. This was an asset acquisition from an affiliated entity and has been accounted for an asset acquisition. The total purchase price of $3,420,000 and carrying value of $3,052,266 resulted in a difference of $367,734, which was recorded as a reduction of member’s deficit in accordance with GAAP since it was a transaction between entities under common control. The buildings had a carrying value of $2,114,535 and land had a carrying value of $937,731 on the acquisition date (see Note 2).

The following unaudited pro-forma information presents the combined results of operations for the three and six months ended June 30, 2021 and 2020 as if the above acquisition had been completed on January 1, 2020.

	Three months ended June 30, 2021 Pro Forma	Three months ended June 30, 2020 Pro Forma
Revenue	$160,531	$37,354

Operating expenses	398,978	209,088
Other expenses	92,000	4,513
Total expenses	490,978	213,601
		-
Net loss	$(330,447)	$(176,247)

	Six months ended June 30, 2021 Pro Forma	Six months ended June 30, 2020 Pro Forma
Revenue	$246,149	$61,006

Operating expenses	718,636	447,252
Other expenses	114,221	9,667
Total expenses	832,857	456,919
		-
Net loss	$(586,708)	$(395,913)

Note 6. Private Placement Secured Demand Notes

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

For the Six Months Ended June 30, 2021

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

As of June 30, 2021, and December 31, 2020, the outstanding private placement secured demand notes payable totaled $14,714,310 and $2,242,613, respectively. Approximately 21% and 70% of these private placement secured demand notes are held by foreign investors at June 30, 2021 and December 31, 2020, respectively.

Note 7. Member’s Deficit

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

Notes to Unaudited Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2021

Note 8. Commitments and Contingencies

Pursuant to the Securities Act of 1933 and applicable state blue sky law, in June 2020, the Company entered into a Broker Dealer Agreement with a broker-dealer effective June 30, 2020, as amended on September 18, 2020, and again on August 9, 2021, pursuant to which the broker-dealer agreed to be the Company’s broker-dealer of record in thirteen states including Texas, Florida, Arizona, Virginia, Utah, Maryland, Oklahoma, Nebraska, Delaware, West Virginia, Montana, North Carolina and Arkansas as well as up to eight additional states to be determined from time to time during the term of the registered offering. As compensation for these broker dealer services, the broker-dealer will be paid an aggregate monthly fee of $8,500 per month for the thirteen states plus an additional $300 per month for each additional state during the term of the registered offering. The broker-dealer services offered in this agreement continue to the earlier of, the date of registration statement ceases to be effective, the date of which the registration has been fully subscribed, or the agreement has been unilaterally terminated by either party with a 30-day notice.

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

On May 11, 2021, the Company entered into a property management agreement with Windermere Property Management to manage, lease and operate the real estate property acquired in the three months ended June 30, 2021. The agreement will remain in effect for twelve months and will automatically extend thereafter on a monthly basis. The management fee is the greater of $100 per month per unit or 7% of monthly gross income and the Company is also responsible for paying leasing and sale commissions in the event that they occur.

Note 9. Subsequent Events

Additional Private Placement Secured Demand Notes Sold and Redeemed

As of August 13, 2021, the Company has sold additional private placement secured demand notes of $4,607,804 and redeemed private placement secured demand notes worth $3,474,835.

Public Demand Notes Sold

On July 27, 2021, the Company sold its first public placement secured demand note of $457,854. As of August 13, 2021, the total amount of the note plus accrued interest is $458,507.

Affiliated Notes Receivable

On July 12, 2021, Holding distributed the remaining $500,000 balance of a total $2,000,000 loan to individuals who are minority co-owners of an affiliated entity. As of August 13, 2021, the total amount of the note outstanding net of interest reserve is $1,886,925.

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

iCap Vault 1, LLC, the issuer of the Public Demand Notes (as hereinafter defined), was formed as a Delaware limited liability company on July 30, 2018. Vault Holding, LLC (“Holding”), a wholly owned subsidiary of iCap Vault 1, LLC, was formed as a Delaware limited liability company on September 27, 2018. Vault Holding 1, LLC (“Holding 1”), a wholly owned subsidiary of iCap Vault 1, LLC and the guarantor of the Public Demand Notes, was formed as a Delaware limited liability company on April 28, 2020. The Company has commenced only limited operations, primarily focused on organizational matters in connection with the Registered Offering (as hereinafter defined). Each of Holding and Holding 1 was formed with the intention of owning one or more standalone subsidiaries which itself will hold income-producing real estate and financial instruments related to real estate in selected metropolitan statistical areas in the U.S. (each, a “Portfolio Investment”) with the objective of generating a rate of return from the Portfolio Investments that is greater than the costs necessary to purchase, finance and service them. Additionally, each of Holding and Holding 1 provides guaranties to secured demand noteholders of the Company. Holding provides such a guaranty to holders of private placement secured demand notes. Holding 1 shall provide a guaranty to holders of the Public Demand Notes the Company intends to offer through the Registered Offering. To date, Holding has made three loans, one loan in the amount of $3,448,618, provided by the Company as an investment in Holding, to Colpitts Sunset LLC (“Colpitts”), an affiliated entity, in exchange for a promissory note bearing 10% interest and secured by a deed of trust on property owned by Colpitts, one loan in the amount of $2,000,000 to individuals who are minority co-owners of an affiliated entity, provided by the Company as an investment in Holding, in exchange for a promissory note bearing 8% interest and secured by a deed of trust on property owned by the borrower, and another in the amount of $1,200,000, provided by the Company as an investment in Holding, to 725 Broadway, LLC (“725 Broadway”), an affiliated entity, in exchange for a promissory note bearing 10% interest and secured by a deed of trust on property owned by 725 Broadway.

The Company invested $3,430,766 into Holding, which subsequently invested $3,430,766 into VH Willows Townhomes, LLC, a wholly owned subsidiary of Holding. VH Willows Townhomes, LLC purchased six townhomes totaling $3,420,000 from iCap Investments, LLC, an affiliated entity. The purchase was made in two equal installments, one on April 23, 2021, for $1,710,000 and another on May 7, 2021 for $1,710,000.

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

The locations of the properties are determined by selecting metropolitan statistical areas upon consultation with market professionals, such as real estate analytics companies, title and escrow companies, real estate brokerages, land-use specialists, licensed surveyors and civil engineers, and in-depth internal review of economic data. The Company may adjust its investment criteria to accommodate changing market conditions but will generally seek Portfolio Investments in attractive locations with strong rental income and a likelihood of long-term appreciation of value.

For the three months ended June 30, 2021 and 2020, we generated interest income from related party promissory notes of $104,991 and $0, respectively, rental income of $33,870 and $0, respectively, and reported a net loss of $334,236 and $212,966. For the six months ended June 30, 2021 and 2020, we generated interest income from related party promissory notes of $145,084 and $0, respectively, rental income of $33,870 and $0, respectively, and reported a net loss of $627,461 and $448,076, respectively. For the six months ended June 30, 2021 and 2020, we had cash flow used in operating activities of $555,940 and $350,164, respectively. As of June 30, 2021, we had member’s deficit of $1,137,787. The capital to be raised in the Registered Offering has been budgeted to cover the costs associated with beginning to operate our company, marketing expense, and acquisition related costs. We intend to use the majority of the proceeds from the Registered Offering for the acquisition of Portfolio Investments. However, closing and other acquisition related costs such as title insurance, professional fees and taxes will likely require cash. We do not have the ability to quantify any of the expenses as they will all depend on size of deal, price, and place versus procuring new financing, due diligence performed (such as appraisal, environmental, property condition reports), legal and accounting, etc. There is no way to predict or otherwise detail the expenses.

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

Registered Public Offering

We have registered a public offering (“Registered Offering”) of up to $500,000,000 aggregate principal amount of our Variable Denomination Floating Rate Demand Notes, marketed and sold as “Demand Notes” (the “Public Demand Notes”), under an effective Registration Statement (File No. 333-236458) (“Registration Statement”), to fund our investment and operational activities. On May 5, 2021, we have received a FINRA no objection letter. As of today, we have engaged in the offer and sale of one Public Demand Note under the Registration Statement of $457,854. We expect to use the net proceeds from the Registered Offering to pay for our operating costs, including on-going legal and accounting fees, finance costs associated with acquiring primarily multifamily properties and single-family residences, and costs associated with broker price opinions, title reports and recording fees.

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

Private Placements during 2021 - Notes

We are currently conducting a private placement of up to $500,000,000 to fund our investment and operational activities in a transaction that is exempt from the registration requirements of the Securities Act pursuant to Regulation 506(c) and Regulation S of Secured Demand Notes pursuant to which we have issued $27,214,852 during the period from January 1, 2021 through August 13, 2021 (“Current Private Placement Notes”; together with 2018 Private Placement Notes, 2019 Private Placement Notes and 2020 Private Placement Notes, collectively referred to as “Private Placement Notes”).

As of August 13, 2021, we have repaid the noteholders of the Private Placement Notes as a return of capital $13,724,407 of the principal and accrued interest of Private Placement Notes. As of August 13, 2021, we estimate the value of the aggregate outstanding principal amount and accrued interest estimated to be approximately $15,902,848.

On February 5, 2021, Chris Christensen, the Chief Executive Officer of the Company, formed iCap International Investments, LLC, a Washington limited liability company. Mr. Christensen holds a 51% ownership interest in the entity, and he is also the manager. iCap International Investments, LLC signed a subscription agreement on February 8, 2021, and invested $10.00 in the Private Placement Notes. iCap International Investments, LLC subsequently made additional investments of $11,161,108, and redeemed investments of $1,200,000, and as of August 13, 2021, the total amount of outstanding principal amount and accrued interest of Private Placement Notes held by iCap International Investments, LLC was $10,060,754.

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

Affiliated Notes Receivable

Effective October 13, 2020, Holding made a loan to Colpitts Sunset, LLC, an affiliated entity, in the amount of $864,032, in exchange for a promissory note secured by a deed of trust on property owned by Colpitts Sunset, LLC and bearing interest of 10% per annum. Effective January 14, 2021, Holding amended and restated its promissory note from Colpitts Sunset, LLC extending the maturity date to June 30, 2021, and increasing the total available principal balance on the note to a maximum of $1,500,000 of the note. On January 14, 2021, an additional advance of $350,000 was made under the agreement. On April 15, 2021, Holding amended and restated its promissory note from Colpitts Sunset, LLC extending the maturity date to April 1, 2023, and increasing the total available principal balance on the note to a maximum of $3,500,000 (see Note 1 to the unaudited condensed consolidated financial statements). The principal balance of $3,448,618 and $864,032 was outstanding as of June 30, 2021, and December 31, 2020, respectively. Interest income of $75,241 and $0 was earned for the three months ended June 30, 2021 and 2020, respectively, and $111,529 and $0 for the six months ended June 30, 2021 and 2020, respectively. The full amount of the note plus interest earned and accrued of $118,729 and $7,200 is included in the affiliated notes receivable on the unaudited condensed consolidated balance sheets as of June 30, 2021, and December 31, 2020, respectively.

Effective April 23, 2021, Holding made a $2,000,000 loan to individuals who are minority co-owners of an affiliated entity, provided by the Company as an investment in Holding, in exchange for a promissory note bearing 8% interest and secured by a deed of trust on property owned by the borrower. On April 23, 2021, $1,000,000 of the note was distributed and $150,000 of the principal proceeds distributed was retained by the Company as an interest reserve. An additional $500,000 of the note was distributed on May 24, 2021. Interest income of $19,222 and $0 was earned for three months ended June 30, 2021 and 2020, respectively, and $19,222 and $0 for the six months ended June 30, 2021 and 2020, respectively. The remaining portion of the loan is payable at the Company’s discretion, upon written request of the borrower delivered to the Company on or before October 22, 2021. As of June 30, 2021, the total amount of the note outstanding net of the interest reserve is $1,369,222, which consists of $1,500,000 principal and $19,222 accrued interest offset by $150,000 of interest reserve. Subsequent to June 30, 2021, the remaining $500,000 of the original note was distributed to the individuals. As of August 13, 2021, the total amount of the note outstanding net of interest reserve is $1,886,925.

Effective May 17, 2021, Holding made a $1,200,000 loan to 725 Broadway, LLC, an affiliated entity, in exchange for a promissory note secured by a deed of trust on property owned by 725 Broadway, LLC and bearing interest at 10% per annum. Interest income of $14,333 and $0 was earned for the three and six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, $1,200,000 of the principal balance and $14,333 of accrued interest offset by $133,989 of construction holdback was outstanding.

Affiliated Real Estate Purchases

The Company invested $3,430,766 into Holding, which subsequently invested $3,430,766 into VH Willows Townhomes, LLC, a wholly owned subsidiary of Holding. VH Willows Townhomes, LLC purchased six townhomes totaling $3,420,000 from iCap Investments, LLC, an affiliated entity. The purchases were made in two equal installments, one on April 23, 2021 for $1,710,000 and another on May 7, 2021 for $1,710,000. The total purchase price of $3,420,000 and carrying value of $3,052,266 resulted in a difference of $367,734, which was recorded as a reduction of member’s deficit in accordance with GAAP since it was a transaction between entities under common control. The buildings had a balance of $2,114,535 as of the acquisition date and will be amortized straight-line over their remaining useful lives of 463 to 464 months.

Plan of Operations

We believe we will need at least $500,000 to provide working capital and $500,000 for professional fees for the next 12 months. We will utilize from the initial $1,000,000 raised in the Registered Offering for such required amounts for working capital ($500,000) and professional fees ($500,000) for the next 12 months.

We hope to reach the following milestones in the next 12 months:

●	September 2021—Continue fundraising.
●	November 2021—Search for properties to purchase or loans to make.
●	December 2021—Make first investment with funds raised from the Registered Offering.

Acquisitions will depend highly on our funds, the availability of those funds, availability of assets that meet our investment criteria and the size of the assets to be acquired. There can be no assurance that we will be able to successfully complete such acquisition.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

Revenue

Interest income for the three months ended June 30, 2021, and 2020 was $104,991 and $0, respectively, which is from related party promissory notes. The increase in interest income was primarily the result of two additional notes issued in the three months ended June 30, 2021. Rental income for the three months ended June 30, 2021, and 2020 was $33,870 and $0, respectively. The increase is in rental income was due to the acquisition of real estate during the three months ended June 30, 2021.

Operating Expenses

Operating expenses for the three months ended June 30, 2021 were $381,267 as compared to $208,453 for the three months ended June 30, 2020. The increase in expenses is primarily due to increased costs related to professional services associated with the Registered Offering.

Other Expense

Interest expense for the three months ended June 30, 2021 and 2020 was $92,000 and $4,513, respectively, in which $58,469 and $0, respectively, was related to related party private placement secured demand notes. The increase in interest expenses was driven by an increase in Private Placement Notes.

Net Loss

Net loss for the three months ended June 30, 2021 was $334,236 as compared to a net loss of $212,966 for the three months ended June 30, 2020. The increase in net loss was primarily due to the increase in operating expenses and interest expense, offset by an increase in interest and rental income.

Results of Operations for the Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

Revenue

Interest income for the six months ended June 30, 2021 and 2020 was $145,084 and $0, respectively, which is from related party promissory notes. The increase in interest income was primarily the result of three notes issued in the six months ended June 30, 2021. Rental income for the six months ended June 30, 2021 and 2020 was $33,870 and $0, respectively. The increase in rental income was due to the acquisition of investment property during the six months ended June 30, 2021.

Operating Expenses

Operating expenses for the six months ended June 30, 2021 were $692,364 as compared to $438,409 for the six months ended June 30, 2020. The increase in expenses is primarily due to increased costs related to professional services associated with the Registered Offering.

Other Expense

Interest expense for the six months ended June 30, 2021 and 2020 was $114,221 and $9,667, respectively, in which $63,590 and $0, respectively, was related to related party private placement secured demand notes. The increase in interest expenses was driven by an increase in Private Placement Notes.

Net Loss

Net loss for the six months ended June 30, 2021 was $627,461 as compared to a net loss of $448,076 for the six months ended June 30, 2020. The increase in net loss was primarily due to the increase in operating expenses and interest expense, offset by an increase in interest and rental income.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth a summary of our net cash flows for the periods indicated:

	For Six Months Ended June 30, 2021	For the Six Months Ended June 30, 2020

Net cash flows from total operating activities	$(555,940)	$(350,164)
Net cash flows from total investing activities	$(8,269,008)	$(20,171)
Net cash flows from total financing activities	$12,357,475	$109,843

The Company had cash used in operating activities of $555,940 for the six months ended June 30, 2021, as compared to cash used in operating activities of $350,164 for the six months ended June 30, 2020. The increase in cash used in operating activities is primarily the result of increases in net loss.

The Company had used cash in investing activities of $8,269,008 for the six months ended June 30, 2021, as compared to cash used in investing activities of $20,171 for the six months ended June 30, 2020. Net cash used in investing activities for the six months ended June 30, 2021 consisted of the issuance of related party notes of $5,014,930, purchase of investment property of $3,420,000 and proceeds from repayment of other related party receivables of $165,922. Net cash used in investing activities for the six months ended June 30, 2020 consisted of development of internal-use software of $27,228 and collections of related party receivables of $7,057.

During the six months ended June 30, 2021, the Company received $22,607,048 of proceeds from the issuance of private placement secured demand notes and repaid $10,249,573 of private placement secured demand notes. During the six months ended June 30, 2020, the Company received $2,821,946 of proceeds from the issuance of private placement secured demand notes and repaid $2,712,103 of private placement secured demand notes.

Liquidity and Going Concern

In September 2020, iCap Vault, LLC received from its sole member, iCap Enterprises, a $1,535,000 capital contribution in the form of $1,150,000 in cash and an assumption by iCap Enterprises of iCap Vault 1, LLC’s indebtedness to an affiliate (iCap Investments, LLC) of $385,000. Concurrently, iCap Vault, LLC, the sole member of iCap Vault 1, LLC, made a $1,535,000 capital contribution to iCap Vault 1, LLC, the issuer of the demand notes in the Registered Offering. In addition, iCap Vault, LLC intends to make additional capital contributions in the future to iCap Vault 1, LLC as needed to increase the net worth in the Company. iCap Vault 1, LLC expects its operating expenses related to its Registered Offering to decrease significantly in the near future. To date, the majority of iCap Vault 1, LLC’s expenses have been in connection with its Registered Offering, including, without limitation, legal, accounting, auditing, printing, blue-sky compliance and other expenses. As of the date of this Quarterly Report on Form 10-Q, iCap Vault 1, LLC has paid all required SEC, FINRA and blue-sky filing fees, and has therefore already expended the majority of the funds required to commence its Registered Offering. On-going operating expenses will be primarily focused on asset acquisition, asset monetization, and asset disposition.

We are currently conducting a private placement of up to $500,000,000 to fund our investment and operational activities in a transaction that is exempt from the registration requirements of the Securities Act pursuant to Regulation 506(c) and Regulation S of the Current Private Placement Notes, pursuant to which we have issued $22,607,048 during the period from January 1, 2021 through June 30, 2021. As of June 30, 2021, we have repaid the noteholders of the Private Placement Notes as a return of capital $30,883,196 of the principal and accrued interest of Private Placement Notes. As of June 30, 2021, we estimate the value of the aggregate outstanding principal amount and accrued interest estimated to be $14,714,310.

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

Assets

At June 30, 2021 and December 31, 2020, we had total assets of $13,730,945 and $2,154,789, respectively. Assets consist primarily of the cash accounts held by the Company, inclusive of $1,471,431 and $224,261 of restricted cash on June 30, 2021 and December 31, 2020, respectively, and investment property of $3,042,983 and $0 as of June 30, 2021 and December 31, 2020, respectively. In addition, the Company holds promissory notes with affiliated entities, inclusive of interest receivable, totaling $6,016,914 and $871,232 as of June 30, 2021 and December 31, 2020, respectively.

Liabilities

At June 30, 2021 and December 31, 2020, we had total liabilities of $14,868,732 and $2,297,381, respectively. The increase was primarily due to a net increase in Private Placement Notes of $12,471,697.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

CRITICAL ACCOUNTING POLICIES

Management believes the estimates and judgments most critical to the preparation of our unaudited condensed consolidated financial statements and to the understanding of our reported financial results include those made in connection with impairment of notes receivable and impairment of definite-lived tangible and intangible assets as well as evaluating the Company’s ability to continue as a going concern. Management evaluates our policies and assumptions on an ongoing basis.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and principal financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2021, our disclosure controls and procedures were not effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously disclosed, since our formation on July 30, 2018, we have only issued 1,000 membership interests to iCap Vault, LLC (“iCap Vault”), our sole member, in exchange for services rendered by iCap Vault to us with a value of $0.00 per unit. The issuance was exempt from registration under Section 4(a)(2) of the Securities Act because the transaction did not involve a public offering. On September 30, 2020, iCap Vault made an additional capital contribution of $1,535,000 into iCap Vault 1 (consisting of $1,150,000 in cash and an assumption by iCap Enterprises, the sole member of iCap Vault, of iCap Vault 1’s indebtedness to an affiliate (iCap Investments, LLC) of $385,000). No additional membership interests were issued by us to iCap Vault in connection with this additional capital contribution.

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

iCap Vault 1, LLC
	By:	iCap Vault Management, LLC, its manager

Date: August 16, 2021	By:	/s/ Chris Christensen
Chris Christensen Chief Executive Officer (principal executive officer, principal financial officer and principal accounting officer)

