Form 10-Q
period 2021-09-30
iCap Vault 1, LLC
filed 2021-11-12
CIK 1800199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There is no public market for the registrant’s outstanding membership interests. As of November 10, 2021, there were 1,000 membership interests issued and outstanding.

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

These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements. These risks and uncertainties are discussed in the “Risk Factors” section of our annual report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission on March 31, 2021, as the same may be updated from time to time.

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

iCap Vault 1, LLC and Subsidiary
Condensed Consolidated Balance Sheets

	September 30, 2021 (Unaudited)	December 31, 2020
ASSETS

Cash	$6,428,935	$888,508
Restricted cash	1,762,046	224,261
Accounts receivable	781	-
Related party receivables	1,441	170,591
Prepaid expenses	-	197
Affiliated notes receivable	6,671,906	871,232
Investment property, net	3,029,307	-
TOTAL ASSETS	$17,894,416	$2,154,789

LIABILITIES AND MEMBER’S DEFICIT

Liabilities:
Private placement secured demand notes	$7,576,387	$2,240,687
Related party private placement secured demand notes	10,044,077	1,926
Public placement demand notes	1,580,344	-
Accounts payable and accrued expenses	67,802	47,124
Related party payables	70,214	7,644
Security deposits	14,535	-
Total Liabilities	19,353,359	2,297,381

Commitments and contingencies (Note 8)

Member’s deficit	(1,458,943)	(142,592)
TOTAL LIABILITIES AND MEMBER’S DEFICIT	$17,894,416	$2,154,789

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iCap Vault 1, LLC and Subsidiary
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

REVENUE

Interest income — related party	$154,993	$-	$300,077	$-
Rental income	45,830	-	79,700	-
Other income	132	-	302	-
Total revenue	200,955	-	380,079	-

OPERATING EXPENSES
General and administrative expenses	352,098	305,233	1,001,670	738,360
Management fee expense—related party	41,280	3,400	80,893	8,682
Management fee expense	5,793	-	8,972	-
Total operating expenses	399,171	308,633	1,091,535	747,042

LOSS FROM OPERATIONS	(198,216)	(308,633)	(711,456)	(747,042)

OTHER EXPENSE
Interest expense—related party	72,292	-	135,882	-
Interest expense	50,648	7,138	101,279	16,805
Total other expenses	122,940	7,138	237,161	16,805

NET LOSS	$(321,156)	$(315,771)	$(948,617)	$(763,847)

Net loss per membership unit	$(321)	$(316)	$(949)	$(764)
Weighted average number of membership units outstanding	1,000	1,000	1,000	1,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iCap Vault 1, LLC and Subsidiary
Condensed Consolidated Statements of Member’s Deficit (Unaudited)

MEMBER’S DEFICIT

Three Months Ended September 30, 2021

Total
Balance at July 1, 2021 – 1,000 units issued and outstanding	$(1,137,787)
Net loss	(321,156)
Member’s deficit balance at September 30, 2021 – 1,000 units issued and outstanding	$(1,458,943)

Total
Balance at July 1, 2020 – 1,000 units issued and outstanding	$(1,004,508)
Member’s equity contribution (Note 7)	1,535,000
Net loss	(315,771)
Member’s deficit balance at September 30, 2020 – 1,000 units issued and outstanding	$214,721

MEMBER’S DEFICIT

Nine Months Ended September 30, 2021

Total
Balance at January 1, 2021 – 1,000 units issued and outstanding	$(142,592)
VH Willows Acquisition (Notes 3 & 5)	(367,734)
Net loss	(948,617)
Member’s deficit balance at September 30, 2021—1,000 units issued and outstanding	$(1,458,943)

Total
Balances at January 1, 2020 – 1,000 units issued and outstanding	$(556,432)
Member’s equity contribution (Note 7)	1,535,000
Net loss	(763,847)
Member’s deficit balance at September 30, 2020 – 1,000 units issued and outstanding	$214,721

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iCap Vault 1, LLC and Subsidiary
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2021	2020

Cash flows from operating activities:
Net loss	$(948,617)	$(763,847)
Adjustments to reconcile net loss to net cash used in operating activities:
Reinvestment of interest on private placement secured demand notes	97,238	16,857
Reinvestment of interest on related party private placement secured demand notes	135,882	30
Reinvestment of interest on public placement secured demand notes	4,040	-
Interest accrued on related party notes receivable	(300,077)	-
Depreciation expense	22,959	-
Changes in operating assets and liabilities:
Accounts receivable	(781)	-
Prepaid expenses	197	(1,490)
Accounts payable and accrued expenses	20,678	243,566
Related party payables	62,570	(298,530)
Security deposits	14,535	-
Net cash used in operating activities	(891,376)	(803,414)

Cash flows from investing activities:
Purchase of investment property	(3,420,000)	-
Issuance of related party note	(5,500,597)	-
Proceeds from repayment of related party receivables	169,150	-
Development of internal-use software	-	(142,883)
Collections of related party receivables	-	7,057
Net cash used in investing activities	(8,751,447)	(135,826)

Proceeds from the issuance of private placement secured demand notes	25,419,198	5,862,265
Proceeds from the issuance of related party private placement secured demand notes	16,162,078	-
Proceeds from the issuance of public placement demand notes	3,776,304	-
Repayments of private placement secured demand notes	(20,180,736)	(5,014,172)
Repayments of related party private placement secured demand notes	(6,255,809)	-
Repayments of public placement demand notes	(2,200,000)	-
Contribution to member’s equity	-	1,150,000
Net cash provided by financing activities	16,721,035	1,998,093

Net increase in cash and restricted cash	7,078,212	1,058,853
Cash and restricted cash at beginning of period	1,112,769	924,313
Cash and restricted cash at end of period	$8,190,981	$1,983,166

Reconciliation of cash and restricted cash—beginning of period
Cash	$888,508	$818,979
Restricted cash	224,261	105,334
Total	$1,112,769	$924,313

Reconciliation of cash and restricted cash—end of period
Cash	$6,428,935	$1,829,834
Restricted cash	1,762,046	153,332
Total	$8,190,981	$1,983,166

Non-Cash Investing and Financing Activities
Reduction in member’s deficit due to purchase of investment property under common control	$367,734	$-
Non-cash issuance of private placement secured demand notes	-	115,000
Non-cash settlement of private placement secured demand notes	-	500,000
Non-cash contribution to member’s equity due to assumption of payable to an affiliate by the member	-	385,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iCap Vault 1, LLC and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2021

Note 1. Nature of Business

iCap Vault 1, LLC (the “Company”), a Delaware limited liability company, was formed on July 30, 2018 pursuant to and in accordance with the Delaware Limited Liability Company Act for the purpose of acquiring real estate investments in the United States and providing a rate of return to its investors. The Company was organized for the principal purposes of (a) sourcing, acquiring, financing and managing a portfolio of investments and (b) engaging in all activities incidental or ancillary thereto as the Manager, iCap Vault Management, LLC (the “Manager”), deems necessary or advisable. The Company’s Limited Liability Company Agreement dated August 1, 2018 (the “Operating Agreement”) provides for one class of membership units. The Company had 1,000 units issued and outstanding as of September 30, 2021, all of which are held by one member. The Operating Agreement was amended and restated on September 18, 2020 to clarify that the member’s liability is limited to the member’s equity plus any debt for which a personal guarantee has been given by the member. The Operating Agreement continues until the Company is dissolved.

The Company has two wholly owned subsidiaries, Vault Holding, LLC (“Holding”) and Vault Holding 1, LLC (“Holding 1”) formed September 27, 2018 and April 28, 2020, respectively. Each entity was formed with the intention of owning one or more standalone subsidiaries (each a “Portfolio SPE”), which itself will hold real property investments and real estate-based financial instruments. Both Holding and Holding I provide guarantees to secured noteholders of the Company. Holding provides the guarantee to holders of private placement notes. Holding 1 provides a guarantee to holders of publicly available variable denomination floating rate demand notes the Company offers through a public registration. As of the date of issuance of these unaudited condensed consolidated financial statements, Holding owns six townhomes through an SPE subsidiary, VH Willows Townhomes, LLC and has invested in four loans (See Notes 3 and 4), whereas Holding 1 has not commenced operations and has no assets and liabilities.

The Company generates revenue from rentals of real property investments and interest on investments in financial instruments secured by real estate. Management intends for the Company to generate additional revenue from price appreciation of real properties upon their disposition.

Management intends for the Company to fund its operations and investments through demand notes issued pursuant to a $500,000,000 private placement (“Private Placement Notes”) and $500,000,000 of Variable Denomination Floating Rate Demand Notes (“Public Demand Notes”).

On September 18, 2020, the Company, Holding 1 and American Stock Transfer & Trust Company, LLC, as trustee, entered into an Indenture, which complies with the requirements of the Trust Indenture Act of 1939, as amended, under which the publicly registered demand notes are offered.

On November 24, 2020, the Securities and Exchange Commission (“SEC”) declared the Company’s Registration Statement on Form S-11/A (the “Registration Statement”), filed with the SEC on November 2, 2020, effective and the Company is authorized to sell $500,000,000 of Public Demand Notes on a continuous basis, in a direct public offering. On April 29, 2021, the Company filed with the SEC Post-Effective Amendment No. 1 to the Registration Statement. The SEC declared Post-Effective Amendment No. 1 effective on May 5, 2021. No additional securities were registered pursuant to Post-Effective Amendment No. 1.

iCap Vault 1, LLC and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2021

Note 2. Summary of Significant Accounting Policies

Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements (“financial statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and have been consistently applied. Certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP, but which are not required for interim reporting purposes, have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of September 30, 2021 and the results of operations and cash flows for the interim periods ended September 30, 2021 and 2020, have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2021. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

Use of Estimates:

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

iCap Vault 1, LLC and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2021

Principles of Consolidation:

The financial statements represent the consolidation of the Company and its wholly owned subsidiaries, Holding, Holding 1 and their wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Accounting for Acquisitions

The Company allocates the purchase price of investment properties to the underlying assets (and liabilities, if applicable) based upon the estimated fair values at the date of acquisition. Investment properties generally consist of land and buildings. Management estimates the fair values at the date of acquisition using either internal valuations or third-party appraisals. The Company capitalizes acquisition-related costs and fees associated with asset acquisitions.

Cash and Cash Equivalents:

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company’s cash are held at major commercial banks which hold balances that at times may exceed the Federal Deposit Insurance Corporation limit.

The Company reserves a minimum of between 5-10% of the outstanding principal balances of Private Placement Notes to accommodate demand payments permitted by the private placement memorandum (see Note 6).

Notes Receivable and Interest Income:

Notes receivable are included in the accompanying unaudited condensed consolidated balance sheets (“balance sheets”) at the outstanding principal balance plus accrued interest. Interest income is recognized at the contractual rate of interest over the term of the note. The accrual of interest is discontinued when management believes, after considering collection efforts and other factors, the amount ultimately to be collected will be insufficient to cover the additional interest payments. The Company designates notes as non-performing at such time as (i) the note has a maturity default; or (ii) in the opinion of management, it is probable the Company will be unable to collect all amounts due according to the contractual terms of the note.

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

Notes to Unaudited Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2021

Management routinely reviews notes receivable for impairment and provides an allowance for credit losses if all or a portion of the note is determined to be uncollectible. Notes are charged off to the allowance for credit losses when the contractual amount is no longer realizable.

Investment Property

Investment property consists of land and buildings and are stated at cost, less accumulated depreciation and amortization as applicable. Buildings are depreciated using a straight-line method over their estimated useful lives of 40 years. Expenditures for maintenance and repairs are charged to expense when incurred, while renewals and betterments that materially extend the life of an asset are capitalized. When assets are sold, retired or otherwise disposed of, the cost and accumulated depreciation are removed from the balance sheets and any resulting gain or loss is reflected in the statements of operations in the period realized.

Management evaluates investment properties for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis without interest) from that investment property is less than the carrying values under its historical net cost basis. When estimating expected future cash flows, management considers factors such as future operating income, trends and prospects as well as the effects of leasing demand, competition and other pertinent factors. Upon determination that there is a permanent impairment, the carrying values of the applicable investment properties are reduced to their relative fair values. For investment properties to be disposed of, an impairment loss is recognized when the fair values, less the estimated cost to sell, is less than the carrying amount of the investment property measured at the time there is a commitment to sell the property and/or it is actively being marketed for sale. A property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Subsequent to the date that a property is held for disposition, depreciation expense is not recorded

Rental Income

Rental income includes revenue derived from fixed lease payments and are recognized on a straight-line basis over the non-cancelable period of the lease. The Company commences rental revenue recognition when the underlying asset is available for use by the lessee. The Company’s leases are short-term and are one-year or less.

Finite-Lived Intangible Assets

The costs of materials, consulting, payroll, and payroll related costs incurred in developing internal use computer software are capitalized when incurred. The cost of certain upgrades and enhancements to internal use software that result in additional functionality are also capitalized. Costs incurred during the preliminary project and post implementation stages are charged to expense as incurred. Once a development project is substantially complete and the software is ready for its intended use, software costs are amortized on a straight-line basis over a three-year estimated useful life.

Management reviews finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Indicators include but are not limited to a significant decrease in the market value of an intangible asset group or if there are material differences between operating results and the Company’s forecasted expectations.

If indicators arise, management evaluates the asset group’s recoverability by comparing the estimated undiscounted future cash flows resulting from the use of the asset group and its eventual disposition to the carrying value of the asset group. If the carrying value of the asset group exceeds the undiscounted cash flows, management estimates the fair value of the asset group using appropriate fair value techniques. If the carrying value of the asset group exceeds the estimated fair value, an impairment is recorded.

The Company recognized an impairment of capitalized software of $157,143 for the year ended December 31, 2020.

iCap Vault 1, LLC and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2021

Income Taxes:

The Company is a limited liability company and is not taxable for federal and most state income tax purposes. As a result, earnings or losses for federal and most state purposes are included in the tax returns of the sole member. Therefore, no provision or liability for income taxes has been included in the accompanying financial statements.

Holding and Holding 1 are subsidiaries, and as single member LLCs are considered disregarded entities for income tax purposes, as well the SPE subsidiary of Holding.

Tax benefits from uncertain tax positions are recognized in the financial statements if management determines it is “more-likely-than-not” that the positions are sustainable based on their technical merits. The term “more-likely-than-not” contemplates a likelihood of more than 50 percent. The determination of whether the position meets this threshold is made based on the facts, circumstances and information available at the reporting date. Tax liabilities for tax uncertainties are carried by the Company until such time that the statute of limitations or period under audit for the applicable jurisdiction is settled. Since its formation, the Company is subject to income tax examinations by the U.S. federal, state or local tax authorities.

Offering Costs:

Costs incurred in the private placement offering and the organization of the Limited Liability Company (collectively “Offering Costs”) are expensed as incurred.

Notes Payable and Related Costs:

Public Demand Notes and Private Placement Notes are recorded at the principal amount of the notes plus accrued but unpaid interest. Interest accrues daily and is recognized in the accompanying unaudited condensed consolidated statement of operations (“statement of operations”) when incurred.

Fair Value of Financial Instruments:

The recorded amounts of the Company’s cash and restricted cash, accounts receivable, affiliated notes receivable, related party receivables and payables, accounts payable, accrued expenses and demand notes payable approximate their fair values based upon the relatively short-term maturity of these financial instruments.

Liquidity and Going Concern:

The Company has issued a limited amount of Public Demand Notes and Private Placement Notes through September 30, 2021 and does not have sufficient cash or sources of revenue to cover its operation costs and debt service. In addition, the Company and its subsidiaries have generated recurring losses from operations and negative operating cash flows since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the date these financial statements are available to be issued. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is dependent upon raising additional financing through issuance of debt in order to implement its business plan. There can be no assurance that the Company will be successful in this situation in order to continue as a going concern. The Company is funding its initial operations from payments of expenses by its related entities, which are included in related party payables on the balance sheets, equity contributions, and issuance of Public Demand Notes and Private Placement demand notes.

iCap Vault 1, LLC and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2021

The Company’s operations may be affected by the pandemic declared by the World Health Organization in 2020. The ultimate disruption which may be caused by the outbreak is uncertain; however, it may result in a material adverse impact on the Company’s financial position, operations and cash flows. Possible areas that may be affected include, but are not limited to, disruption to the Company’s ability to make investments through its subsidiaries, negative impact to revenue related to real estate holdings, negative impact on its workforce, unavailability of professional services and other resources, disruption to credit markets necessary for success of the Company’s business model, and the decline in value of assets held by the Company’s subsidiaries.

Recent Accounting Pronouncements:

The Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU updates Topic 326 by removing the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. The guidance in ASU 2016-13 is effective for “public business entities,” for reporting periods beginning after December 15, 2022. Early adoption of the guidance is permitted for reporting periods beginning after December 15, 2018. Management is currently evaluating the impact that the pending adoption of this guidance will have on its consolidated financial statements.

Note 3. Related-Party Transactions

Related Party Receivables and Payables:

The Company holds related party receivables of $1,441 and $170,591 at September 30, 2021 and December 31, 2020, respectively. These receivables are related to payments of operating expenses made on behalf of affiliated entities. These receivables are non-interest bearing and are due on the Company’s demand of payment.

The Company pays the Manager an annual management fee equal to 1% of the outstanding aggregate principal balances of the Private Placement Notes and 1.3% of outstanding Public Demand Notes. The management fee is paid in arrears on the last day of each calendar quarter and is calculated on the average daily outstanding principal balances of the demand notes. There were $41,280 and $3,400 in management fees incurred during the three months ended September 30, 2021 and 2020, respectively, and $80,893 and $8,682 for the nine months ended September 30, 2021 and 2020, respectively. These fees are included in management fee expense-related party on the accompanying statements of operations.

Certain expenses of the Company were paid directly by affiliated entities, iCap Equity, LLC and iCap PNW Management, LLC. Direct expenses paid by the affiliated entities totaled $5,272 and $172 for the three months ended September 30, 2021 and 2020, respectively, and $9,817 and $10,824 for the nine months ended September 30, 2021 and 2020, respectively. These expenses are included in general and administrative expenses on the accompanying statements of operations.

Amounts due to affiliated entities of $70,214 and $7,644 at September 30, 2021 and December 31, 2020, respectively, are included in related party payables on the accompanying balance sheets. Related party payables represent 51% and 16% of total payables and accrued expenses at September 30, 2021 and December 31, 2020, respectively. These payables are non-interest bearing and due on the affiliated companies’ demand of payment.

Private Placement Notes:

The Company holds related party Private Placement Notes payable to employees, officers and an affiliated entity of $10,044,077 and $1,926 at September 30, 2021 and December 31, 2020, respectively. These demand notes are payable to the following:

	September 30, 2021	December 31, 2020
Chief Executive Officer (CEO)	$1,067	$1,051
iCap International Investments, LLC (joint venture controlled by the CEO)	10,041,884	-
Employees of affiliated entities	1,126	875
Total related party Private Placement Notes	$10,044,077	$1,926

iCap Vault 1, LLC and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2021

Additionally, other non-key management employees of affiliated entities held $82,496 and $19,342 of Private Placement Notes, which are included in the private placement secured demand notes on the balance sheets as of September 30, 2021, and December 31, 2020, respectively.

iCap International Investments, LLC made additional investments of $5,299,970 and redemptions of $5,055,045 during the quarter ended September 30, 2021 and as of November 10, 2021, the total amount of outstanding Private Placement Notes held by iCap International Investments, LLC was $10,115,725. The Director of Investor Relations made a first-time investment of $1,000 during the quarter ended September 30, 2021, and as of November 10, 2021, the total amount of outstanding Private Placement Notes held by the Director of Investor Relations was $1,008. The Director of Capital Markets made a redemption of $764 and as of November 10, 2021, the total amount of outstanding Private Placement Notes held by the Director of Capital Markets was $121. There were no other investment or redemption activities related to the Private Placement Notes held by iCap International Investments, LLC, the CEO, the Director of Capital Markets or the Director of Investor Relations.

Affiliated Notes Receivable:

The Company holds $6,671,906 and $871,232 of affiliated notes receivable plus accrued interest on September 30, 2021 and December 31, 2020, respectively. These notes receivable include loans from Holding to individuals who are minority co-owners of an affiliated entity and investment properties secured by real estate. The full amount of the notes plus accrued interest is recorded as affiliated notes receivable on the accompanying balance sheets.

Holding entered a $2,000,000 loan agreement on April 23, 2021 with individuals who are minority co-owners of an affiliated entity, in exchange for a promissory note bearing 8% interest and secured by a deed of trust on property owned by the borrower. Through September 30, 2021, $2,000,000 of the note was distributed, of which $92,000 was retained by the Company as an interest reserve. From the initial draw on this facility, $150,000 was held as interest reserve by the Company. As of September 30, 2021, the total amount of the note outstanding net of the interest reserve is $1,908,000. Interest income of $38,778 and $0 was earned for the three months ended September 30, 2021 and 2020, respectively, and $58,000 and $0 for the nine months ended September 30, 2021 and 2020, respectively.

Holding entered into a loan agreement with Colpitts Sunset, LLC, an affiliated entity, on October 13, 2020 in exchange for a promissory note secured by a deed of trust on property owned by Colpitts Sunset, LLC. The promissory note bears interest at 10% per annum and was amended to increase the maximum available under the facility and its maturity date on January 14, 2021 and again on April 15, 2021. The January 14, 2021 amendment extended the maturity date to June 30, 2021 and increased the total available principal from the facility to $1,500,000 of the note. The April 15, 2021 amendment extended the maturity date to April 1, 2023 and increased the total available principal from the facility to $3,500,000 of the note. All the available principal under this facility, as amended, has been advanced as of September 30, 2021. Outstanding principal plus accrued interest from this facility is $3,653,562 and $871,232 on September 30, 2021 and December 31, 2020, respectively, of which $204,944 and $7,200, respectively, are accrued interest. The Company recognized interest income of $86,215 and $0 for the three months ended September 30, 2021 and 2020, respectively, and $197,744 and $0 for the nine months ended September 30, 2021 and 2020, respectively on this note.

Holding entered a $1,200,000 loan agreement with 725 Broadway, LLC, an affiliated entity on May 17, 2021, in exchange for a promissory note secured by a deed of trust on property owned by 725 Broadway, LLC. The note bears interest at 10% per annum and matures December 1, 2022. Outstanding principal plus accrued interest from this facility is $1,110,345 and $0 on September 30, 2021 and December 31, 2020, respectively. There is $133,989 available to be drawn on this facility and $1,066,011 outstanding principal as of September 30, 2021. The Company recognized interest income of $30,000 and $0 for the three months ended September 30, 2021 and 2020, respectively, and $44,334 and $0 for the nine months ended September 30, 2021 and 2020, respectively on this note.

Holding entered a $2,000,000 loan agreement with CS2 Real Estate Development, LLC (“CS2”), an affiliated entity on September 30, 2021, in exchange for a promissory note secured by a deed of trust on property owned by CS2. The note bears interest at 12% per annum and matures September 1, 2022 which can be extended by written request from CS2, for up to two additional three month periods. Funds were not disbursed under this promissory note until October 4, 2021. As of November 10, 2021, the total amount of principal plus accrued interest outstanding is $2,024,667.

Holding purchased a note receivable that is secured by a deed of trust from iCap Brislawn, LLC, an entity that is owned by iCap Northwest Opportunity Income Fund LLC, an affiliated entity, on October 15, 2021 for $1,069,895. The note is receivable from an unrelated third party, bears interest at 10% per annum and matures December 26, 2021.

The Company recorded $3,029,307 and $0 of investment property, net of accumulated depreciation on September 30, 2021 and December 31, 2020, respectively. The investment property consists of six townhomes which were purchased from iCap Investments, LLC, an affiliated entity for $3,420,000. The purchase price exceeded iCap Investments’, LLC carrying value by $367,734 on the acquisition date. The excess was recorded as an increase to member’s deficit since this transaction was between entities under common control. The townhomes are being depreciated over their estimated remaining useful lives of 463 to 464 months (Notes 4 & 5).

Note 4. Investment Property

Investment property consists of the following:

	September 30, 2021	December 31, 2020
Buildings	$2,114,535	$-
Land	937,731	-
Investment property, gross	3,052,266	-
Less accumulated depreciation	(22,959)	-
Investment property, net	$3,029,307	$-

Depreciation expense for the three months ended September 30, 2021 and 2020, was $13,676 and $0, respectively, and $22,959 and $0 for the nine months ended September 30, 2021 and 2020, respectively.

iCap Vault 1, LLC and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2021

Note 5. Acquisitions

The Company acquired an investment property from an affiliated entity during the nine months ended September 30, 2021 for $3,052,266. The purchase price included $3,420,000 of cash paid to the affiliate and was reduced by the excess of cash consideration over the carrying value recorded by the affiliate of $367,734. The excess increased the member’s deficit on the acquisition date since the transacting companies are under common control. The net purchase price was allocated between the estimated fair values of the underlying assets of $2,114,535 of buildings and $937,731 of land on the acquisition date (see Note 3).

The following unaudited pro-forma information presents the combined results of operations for the nine months ended September 30, 2021 and for the three and nine months ended September 30, 2020 as if the above acquisition had been completed on January 1, 2020.

Three months ended September 30, 2020 Pro Forma
Revenue	$39,365

Operating expenses	311,681
Other expenses	7,138
Total expenses	318,819

Net loss	$(279,454)

	Nine months ended September 30, 2021 Pro Forma	Nine months ended September 30, 2020 Pro Forma
Revenue	$490,134	$100,372

Operating expenses	1,128,546	758,932
Other expenses	237,161	16,805
Total expenses	1,365,707	775,737

Net loss	$(875,573)	$(675,365)

Note 6. Demand Notes

Private Placement

The Company is offering up to $500,000,000 of Private Placement Notes dated October 1, 2018. Private Placement Notes are being offered through August 31, 2022 and are subordinated to the Company’s and its subsidiaries’ future secured bank debt and credit facilities and structurally subordinated to indebtedness or other liabilities of Portfolio SPEs. The Private Placement Notes are secured by a pledge of Holding’s equity interests in Portfolio SPEs until such time of a registered offering and a guarantee from Holding for the benefit of the noteholders.

The Private Placement Notes, inclusive of accrued but unpaid interest, can be redeemed, in whole or in part, at any time through a demand for repayment but in no instance will an individual note extend beyond 15 years following its issuance date. The Company established two sources of liquidity to address demand payments: first, the Company will set aside minimum reserves of between 5-10% of the outstanding principal balances in available cash reserves (see Note 1); second, the Company plans to establish accounts with lending sources pursuant to which funds will be advanced to the Company. These lending sources have not been established at present and are not expected to be established until the Company secures additional real estate assets.

The Company released Supplement No. 2 to its private placement memorandum on March 1, 2021 which modified the interest rates on Private Placement Notes and introduced an interest premium program that matches the rewards program associated with the Public Demand Notes. Prior to March 1, 2021, the Private Placement Notes accrued interest at the rate of 2.00% per annum, based on a 365-day year, compounded daily; provided, however, that if an investor agreed to forego the right to make a demand for payment during the first year after issuance, the interest rate for that year will be 3.00%, and then would revert to the standard 2.00% for following periods. The Company was able to increase and subsequently decrease the interest rate at its discretion, provided the rate would not drop below 2.00% or 3.00% for the first year as applicable. In addition, Supplement No. 2 amended the offering to allow Holding’s guarantee to continue for as long as the Private Placement Notes remain outstanding. Originally, the guarantee was to terminate 30 days after an effective registered offering. The amendment also allows the original security agreement and guaranty agreement to remain in place, removed the noteholder’s ability to exchange their notes for registered notes, and amended the private placement memorandum to not terminate upon effectiveness of the registered offering. The Company released Supplement No. 3 to its private placement memorandum on October 27, 2021, which updated the status of the offering, provided descriptions of investments made since Supplement No. 2, added discussions of operating results and transactions, provided administrative additions and restated all the risk factors.

iCap Vault 1, LLC and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2021

The Company is restricted from making distributions to its members when the value of the real estate held at the Company’s subsidiaries is less than 70% of the value of the outstanding Private Placement Notes. Tax distributions and other distributions that may be legally required are exempted from this condition.

The outstanding Private Placement Notes payable, inclusive of accrued but unpaid interest, totaled $17,620,464 and $2,242,613, at September 30, 2021 and December 31, 2020, respectively. Approximately 25% and 70%, respectively, of these Private Placement Notes are held by foreign investors.

The Company sold additional Private Placement Notes of $5,666,740 and redeemed $5,128,451 as of balance sheet date through November 10, 2021.

Publicly Registered Debt

The Company is offering up to $500,000,000 of Public Demand Notes on a continuous basis pursuant to a registration filed with the SEC, which is effective November 24, 2020, as amended May 5, 2021. The Public Demand Notes accrue interest at a rate per annum equal to the Average Savings Account Rate as published by the Federal Deposit Insurance Company (“FDIC”), plus 2% (“Floating Rate”). In addition, noteholders are eligible to accrue one or more interest rate premiums (“Interest Rate Premiums”). Both the Floating Rate and Interest Rate Premiums accrue monthly without compounding unless the noteholder opts to reinvest interest into additional Public Demand Notes, in which case, interest will accrue and compound daily. The Public Demand Notes are secured by a guarantee from Holding 1 for the benefit of the noteholders and the membership interest in Holding 1, which will hold interests in real estate and real estate-based financial instruments. There are no restrictions on the guarantee. Currently, Holding I is limited in its ability to satisfy the guarantee itself as it has not commenced operations and has no assets. Public Demand Notes will be subordinate to any security interest in favor of lenders of credit facilities.

The Floating Rate resets quarterly on January 1, April 1, July 1, and October 1 of each year based on the Average Savings Account Rate posted by the FDIC on December 15, March 15, June 15, and September 15, respectively, of the prior month. “Average Savings Account Rate” means the “national rate” for savings account products, which is the average of rates paid by all insured depository institutions and credit unions for which data is available, with rates weighted by each institution’s share of domestic deposits, as calculated by the FDIC.

Interest Rate Premiums are available for noteholders whose Public Demand Note features meet certain criteria. The features and criteria are as follows below:

Minimum principal amounts of $10,000, $25,000, $50,000 or $100,000 of Public Demand Notes, earn additional per annum interest of 0.10%, 0.25%, 0.50% and 1.00%, respectively.

Noteholders that waive the right to demand repayment of the Public Demand Notes for 12, 18 or 24 months will earn additional per annum interest during those months of 1.00%, 1.50%, and 2.00%, respectively.

Noteholders that are clients of Registered Investment Advisors (“RIA”) with whom the Company has a selling agreement and have made a direct investment through the RIA, will earn additional per annum interest of 1.00% for as long as the selling agreement is effective. For purposes of determining the term of this premium, reinvested interest shall not be considered a direct investment by a noteholder.

The Public Demand Notes are subject to repayment upon the earlier of demand by the noteholder or redemption by the Company. Public Demand Notes have no stated maturity.

The outstanding Public Demand Notes payable, inclusive of accrued but unpaid interest, totaled $1,580,344 and $0, at September 30, 2021 and December 31, 2020, respectively. Approximately 71% and 0%, respectively, of these Public Demand Notes are held by foreign investors.

The Company sold additional Public Demand Notes of $1,303,244 and redeemed $338,510 as of balance sheet date through November 10, 2021.

Note 7. Member’s Deficit

On May 7, 2021, iCap Vault’s, LLC balance of membership interest was reduced (increased member deficit) by $367,734 for the excess of purchase price over carrying value of investment properties purchased by the Company from an entity under common control.

On September 30, 2020, iCap Vault, LLC made an additional capital contribution of $1,535,000 into the Company. The contribution consisted of $1,150,000 in cash and non-cash settlement of related party debt of $385,000. iCap Enterprises, Inc., the sole member of iCap Vault, LLC, assumed debt of the Company due to iCap Investments, LLC, an affiliate of the Company and iCap Vault, LLC, in the amount of $385,000. This assumption of debt created a capital contribution to iCap Vault, LLC from iCap Enterprises, Inc.; concomitantly, iCap Vault, LLC made the $1,535,000 capital contribution to the Company. No additional membership interests were issued by the Company to iCap Vault, LLC in connection with this additional capital contribution.

iCap Vault 1, LLC and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2021

Note 8. Commitments and Contingencies

The Company entered into a Broker Dealer Agreement with an independent broker-dealer effective June 30, 2020, as amended on September 18, 2020 and again on August 9, 2021. Pursuant to this agreement, the broker-dealer agreed to be the Company’s broker-dealer of record in thirteen states including Texas, Florida, Arizona, Virginia, Utah, Maryland, Oklahoma, Nebraska, Delaware, West Virginia, Montana, North Carolina and Arkansas as well as up to eight additional states to be determined from time to time during the term of the registered offering. As compensation for these services, the broker-dealer is paid a monthly fee of $8,500 for the thirteen states plus an additional $300 per month for each additional state during the term of the registered offering. The broker-dealer services offered in this agreement continue to the earlier of, the date of which the registration statement ceases to be effective, the registration has been fully subscribed, or the agreement has been unilaterally terminated by either party with a 30-day notice.

The Company is party to selling agreements with various distributors of the Private Placement Notes. Distributors of Private Placement Notes are compensated 1% per annum on the average outstanding balance of those notes.

The Company entered into a Placement Agent Agreement for Foreign Marketer with Xiaojia Liao (the “Foreign Marketer”) on September 15, 2021. The terms of this agreement allow the Foreign Marketer to effect sales of Private Placement Notes to non-US persons on a best-efforts basis. Offers and sales of the Private Placement Notes may only be made in accordance with the terms of the offering, as set forth in the private placement memorandum, and in compliance with all U.S. laws and regulations including, but not limited to, Regulation S under the Securities Act of 1933, as amended. In consideration for this service, the Company compensates the Foreign Marketer quarterly at a rate of 1% per annum of the average daily balance of the aggregate principal amount of the Private Placement Notes it placed.

The Company entered into a property management agreement with Windermere Property Management on May 11, 2021 to manage, lease and operate certain investment properties. The agreement will remain in effect for twelve months and will automatically extend thereafter on a monthly basis. The management fee is the greater of $100 per month per unit or 7% of monthly gross income. The Company is also responsible for paying leasing and sale commissions if they occur.

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

iCap Vault 1, LLC, the issuer of the Public Demand Notes (as hereinafter defined), was formed as a Delaware limited liability company on July 30, 2018. Vault Holding, LLC (“Holding”), a wholly owned subsidiary of iCap Vault 1, LLC, was formed as a Delaware limited liability company on September 27, 2018. Vault Holding 1, LLC (“Holding 1”), a wholly owned subsidiary of iCap Vault 1, LLC and the guarantor of the public placement demand notes (“Public Demand Notes”), was formed as a Delaware limited liability company on April 28, 2020. The Company has commenced only limited operations, primarily focused on organizational matters in connection with the Registered Offering (as hereinafter defined). Each of Holding and Holding 1 was formed with the intention of owning one or more standalone subsidiaries which itself, whether directly or through special purpose entities, will hold income-producing real estate and financial instruments related to real estate in selected metropolitan statistical areas in the U.S. (each, a “Portfolio Investment”) with the objective of generating a rate of return from the Portfolio Investments that is greater than the costs necessary to purchase, finance and service them. Additionally, each of Holding and Holding 1 provides guarantees to secured demand noteholders of the Company. Holding provides such a guarantee to holders of private placement secured demand notes (“Private Placement Notes”). Holding 1 provides a guarantee to holders of the Public Demand Notes the Company intends to offer through the Registered Offering. To date, Holding has made five loans, one loan in the amount of $3,448,618, provided by the Company as an investment in Holding, to Colpitts Sunset LLC (“Colpitts”), an affiliated entity, in exchange for a promissory note bearing 10% interest and secured by a deed of trust on property owned by Colpitts, one loan in the amount of $2,000,000 to individuals who are minority co-owners of an affiliated entity, provided by the Company as an investment in Holding, in exchange for a promissory note bearing 8% interest and secured by a deed of trust on property owned by the borrower, one loan in the amount of $1,200,000, provided by the Company as an investment in Holding, to 725 Broadway, LLC (“725 Broadway”), an affiliated entity, in exchange for a promissory note bearing 10% interest and secured by a deed of trust on property owned by 725 Broadway, and another in the amount of $2,000,000, provided by the Company as an investment in Holding, to CS2 Real Estate Development, LLC (“CS2”), an affiliated entity, in exchange for a promissory note bearing 12% interest and secured by a deed of trust on property owned by CS2. Holding purchased a note receivable that is secured by a deed of trust from iCap Brislawn, LLC, an entity that is owned by iCap Northwest Opportunity Income Fund LLC, an affiliated entity, on October 15, 2021 for $1,069,895. The note is receivable from an unrelated third party, bears interest at 10% per annum and matures December 26, 2021.

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

iCap Vault Management, LLC, the manager (“Manager”) of the Company, was formed as a Delaware limited liability company on July 31, 2018 and has since been only engaged in limited operations. We intend to generate revenues in the following ways from our properties: from net rental income on our properties and from price appreciation of the properties upon their disposition. For the financial instruments secured by real estate that we invest in, we intend to generate revenues from the interest income received on such financial instruments.

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

For the three months ended September 30, 2021 and 2020, we generated interest income from related party promissory notes of $154,993 and $0, respectively, rental income of $45,830 and $0, respectively, and reported a net loss of $321,156 and $315,771. For the nine months ended September 30, 2021 and 2020, we generated interest income from related party promissory notes of $300,077 and $0, respectively, rental income of $79,700 and $0, respectively, and reported a net loss of $948,617 and $763,847, respectively. For the nine months ended September 30, 2021 and 2020, we had cash flow used in operating activities of $891,376 and $803,414, respectively. As of September 30, 2021, we had member’s deficit of $1,458,943. The capital to be raised in the Registered Offering has been budgeted to cover the costs associated with beginning to operate our company, marketing expense, and acquisition related costs. We intend to use the majority of the proceeds from the Registered Offering for the acquisition of Portfolio Investments. However, closing and other acquisition related costs such as title insurance, professional fees and taxes will likely require cash. We do not have the ability to quantify any of the expenses as they will all depend on size of deal, price, and place versus procuring new financing, due diligence performed (such as appraisal, environmental, property condition reports), legal and accounting, etc. There is no way to predict or otherwise detail the expenses.

Recent Financings

Private Placements during 2018 – Notes

During the period from July 30, 2018 (inception) through December 31, 2018, we issued $370,869 aggregate principal amount of Private Placement Notes (“2018 Private Placement Notes”) to accredited investors in a private placement under Rule 506(c) of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”).

Private Placements during 2019 – Notes

During the year ended December 31, 2019, we issued $13,638,437 aggregate principal amount of Private Placement Notes (“2019 Private Placement Notes”) to accredited investors in a private placement under Rule 506(c) of Regulation D of the Securities Act.

Private Placements during 2020 – Notes

During the year ended December 31, 2020, we issued $8,789,282 aggregate principal amount of Private Placement Notes (“2020 Private Placement Notes”) to accredited investors in a private placement under Rule 506(c) of Regulation D of the Securities Act.

Registered Public Offering

We have registered a public offering (“Registered Offering”) of up to $500,000,000 aggregate principal amount of our Variable Denomination Floating Rate Demand Notes, marketed and sold as “Demand Notes” (the “Public Demand Notes”), under an effective Registration Statement (File No. 333-236458) (“Registration Statement”), to fund our investment and operational activities. On May 5, 2021, we received a FINRA no objection letter. As of November 10, 2021, we have engaged in the offer and sale of Public Demand Notes under the Registration Statement of $5,079,548. The net proceeds from the Registered Offering will pay for our operating costs, including on-going legal and accounting fees, finance costs associated with acquiring primarily multifamily properties and single-family residences, and costs associated with broker price opinions, title reports and recording fees.

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

Employees of affiliated companies could be medically or mentally affected by the pandemic and may be required to continue to work remotely, particularly given the potential for complete or partial school closures. This situation could cause a reduction in productivity or the inability to complete critical tasks for the Company.

As of the date of this filing, Management believes the Company has not experienced significant impact related to the COVID-19 pandemic.

Private Placements during 2021 - Notes

We are currently conducting a private placement of up to $500,000,000 to fund our investment and operational activities in a transaction that is exempt from the registration requirements of the Securities Act pursuant to Regulation 506(c) and Regulation S of Secured Demand Notes pursuant to which we have issued $47,248,016 during the period from January 1, 2021 through November 10, 2021 (“Current Private Placement Notes”; together with 2018 Private Placement Notes, 2019 Private Placement Notes and 2020 Private Placement Notes, collectively referred to as “Private Placement Notes”).

We have repaid the noteholders of the Private Placement Notes $31,564,996 of the cumulative principal and accrued interest through November 10, 2021. The value of the aggregate outstanding principal amount and accrued interest to be approximately $18,217,952 at November 10, 2021.

On February 5, 2021, Chris Christensen, the Chief Executive Officer of the Company, formed iCap International Investments, LLC, a Washington limited liability company. Mr. Christensen holds a 51% ownership interest in the entity, and he is also the manager. iCap International Investments, LLC signed a subscription agreement on February 8, 2021, and invested $10.00 in the Private Placement Notes. iCap International Investments, LLC subsequently made additional investments of $16,201,078, and redeemed investments of $6,255,045 and, as of November 10, 2021, the total amount of outstanding principal amount and accrued interest of Private Placement Notes held by iCap International Investments, LLC was $10,115,725.

Amended Private Placement Memorandum

Effective October 27, 2021, the Company released Supplement No. 3 to its private placement memorandum amending the Company private placement memorandum dated October 1, 2018 and Supplement No. 2 effective March 1, 2021. Supplement No. 3 was primarily administrative changes. The second amendment appointed the Broker-Dealer to serve as the broker-dealer of record in thirteen states including Texas, Florida, Arizona, Virginia, Utah, Maryland, Oklahoma, Nebraska, Delaware, West Virginia, Montana, North Carolina and Arkansas as well as up to eight additional states to be determined from time to time during the term of the registered offering. As compensation for these services, the broker-dealer is paid a monthly fee of $8,500 for the thirteen states plus an additional $300 per month for each additional state during the term of the registered offering. The broker-dealer services offered in this agreement continue to the earlier of, the date of registration statement ceases to be effective, the date of which the registration has been fully subscribed, or the agreement has been unilaterally terminated by either party with a 30-day notice.

Capital Contribution

iCap Vault, LLC received a $1,535,000 capital contribution from its sole member, iCap Enterprises, Inc., on September 30, 2020 in the form of $1,150,000 in cash and an assumption by iCap Enterprises, Inc. of iCap Vault 1, LLC’s indebtedness to an affiliate (iCap Investments, LLC) of $385,000. Concurrently, iCap Vault, LLC, the sole member of iCap Vault 1, LLC, made a $1,535,000 capital contribution to iCap Vault 1, LLC.

Affiliated Notes Receivable

Holding entered into a loan agreement with Colpitts Sunset, LLC, an affiliated entity, on October 13, 2020 in exchange for a promissory note secured by a deed of trust on property owned by Colpitts Sunset, LLC. The promissory note bears interest at 10% per annum and was amended to increase the maximum available under the facility and its maturity date on January 14, 2021 and again on April 15, 2021. The January 14, 2021 amendment extended the maturity date to June 30, 2021 and increased the total available principal from the facility to $1,500,000 of the note. The April 15, 2021 amendment extended the maturity date to April 1, 2023 and increased the total available principal from the facility to $3,500,000 of the note. All the available principal under this facility, as amended, has been advanced as of September 30, 2021. Outstanding principal plus accrued interest from this facility is $3,653,562 and $871,232 on September 30, 2021 and December 31, 2020, respectively and is included in affiliated notes receivable on the unaudited condensed consolidated balance sheets. Accrued interest on this facility as of September 30, 2021 and December 31, 2020, respectively is $204,944 and $7,200. The Company recognized interest income of $86,215 and $0 for the three months ended September 30, 2021 and 2020, respectively, and $197,744 and $0 for the nine months ended September 30, 2021 and 2020, respectively on this note. As of November 10, 2021, outstanding principal plus accrued interest is $3,691,880.

Holding entered into a $2,000,000 loan agreement on April 23, 2021 with individuals who are minority co-owners of an affiliated entity, provided by the Company as an investment in Holding, in exchange for a promissory note bearing 8% interest and secured by a deed of trust on property owned by the borrower. Through September 30, 2021, $2,000,000 of the note was distributed, of which $92,000 was retained by the Company as an interest reserve. The remaining portion of the loan is payable at the Company’s discretion, upon written request of the borrower delivered to the Company on or before October 22, 2021. As of September 30, 2021, the total amount of the note outstanding net of the interest reserve is $1,908,000 and is included in affiliated notes receivable on the unaudited condensed consolidated balance sheets. Interest income of $38,778 and $0 was earned for the three months ended September 30, 2021 and 2020, respectively, and $58,000 and $0 for the nine months ended September 30, 2021 and 2020, respectively. The total amount of the note outstanding net of interest reserve is $1,925,778 on November 10, 2021.

Holding entered into a $1,200,000 loan agreement with 725 Broadway, LLC, an affiliated entity on May 17, 2021, in exchange for a promissory note secured by a deed of trust on property owned by 725 Broadway, LLC. The note bears interest at 10% per annum and matures December 1, 2022. Outstanding principal plus accrued interest from this facility is $1,110,345 and $0 on September 30, 2021 and December 31, 2020, respectively and is included in affiliated notes receivable on the unaudited condensed consolidated balance sheets. There is $133,989 available to be drawn on this facility and $1,066,011 outstanding principal as of September 30, 2021. The Company recognized interest income of $30,000 and $0 for the three months ended September 30, 2021 and 2020, respectively, and $44,334 and $0 for the nine months ended September 30, 2021 and 2020, respectively on this note. The total amount of the note outstanding is $1,133,678 on November 10, 2021.

Holding entered a $2,000,000 loan agreement with CS2 Real Estate Development, LLC (“CS2”), an affiliated entity on September 30, 2021, in exchange for a promissory note secured by a deed of trust on property owned by CS2. The note bears interest at 12% per annum and matures September 1, 2022 which can be extended by written request from CS2, for up to two additional three month periods. Funds were not disbursed under this promissory note until October 4, 2021. As of November 10, 2021, the total amount of principal plus accrued interest outstanding is $2,024,667.

Holding purchased a note receivable and deed of trust from iCap Brislawn, LLC, an entity that is owned by iCap Northwest Opportunity Income Fund LLC, an affiliated entity, on October 15, 2021 for $1,069,895. The note is receivable from an unrelated third party, bears interest at 10% per annum and matures December 26, 2021.

Affiliated Real Estate Purchases

The Company invested $3,430,766 into Holding, which subsequently invested $3,430,766 into VH Willows Townhomes, LLC, a wholly owned subsidiary of Holding. VH Willows Townhomes, LLC purchased six townhomes totaling $3,420,000 from iCap Investments, LLC, an affiliated entity. The purchases were made in two equal installments, one on April 23, 2021 for $1,710,000 and another on May 7, 2021 for $1,710,000. The purchase price exceeded iCap Investments, LLC’s carrying value by $367,734 on the acquisition date. The excess was recorded as an increase to member’s deficit since this transaction was between entities under common control.

Plan of Operations

We believe we will need at least $500,000 to provide working capital and $500,000 for professional fees for the next 12 months. We will utilize from the initial $1,000,000 raised in the Registered Offering for such required amounts for working capital ($500,000) and professional fees ($500,000) for the next 12 months.

We hope to reach the following milestones in the next 12 months:

●	December 2021—Continue fundraising.
●	January 2022—Continue to search for properties to purchase or loans to make.
●	March 2022—Make first investment with funds raised from the Registered Offering.

Acquisitions will depend highly on our funds, the availability of those funds, availability of assets that meet our investment criteria and the size of the assets to be acquired. There can be no assurance that we will be able to successfully complete such acquisitions.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

Revenue

Interest income for the three months ended September 30, 2021, and 2020 was $154,993 and $0, respectively, which is from related party promissory notes. The increase in interest income was primarily the result of the note issued to Colpitts Sunset, LLC in October 2020 and two additional notes issued to minority co-owners of an affiliate and to 725 Broadway, LLC in April and May 2021, respectively. Rental income for the three months ended September 30, 2021, and 2020 was $45,830 and $0, respectively. The increase in rental income was due to the acquisition of investment properties during 2021.

Operating Expenses

Operating expenses for the three months ended September 30, 2021 were $399,171 as compared to $308,633 for the three months ended September 30, 2020. The increase in expenses is primarily due to increased costs related to professional services associated with the Registered Offering and management fees associated with the increase in issuances of the Private Placement Notes and Public Demand Notes since the third quarter of 2020.

Other Expense

Interest expense for the three months ended September 30, 2021 and 2020 was $122,940 and $7,138, respectively, in which $72,292 and $0, respectively, was related to related party Private Placement Notes. The increase in interest expenses was driven by an increase in Public Demand Notes and Private Placement Notes sales since the third quarter of 2020.

Net Loss

Net loss for the three months ended September 30, 2021 was $321,156 as compared to a net loss of $315,771 for the three months ended September 30, 2020. The increase in net loss was primarily due to the increase in demand notes sales which drove the increase in interest expense and professional services associated with the Registered Offering, resulting in increased operating expenses. This was offset by the increase in rental income related to the VH Willows acquisition during the second quarter of 2021 and increase in interest income due to the two additional notes receivable issued since the third quarter of 2020.

Results of Operations for the Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

Revenue

Interest income for the nine months ended September 30, 2021 and 2020 was $300,077 and $0, respectively, which is from related party promissory notes. The increase in interest income was the result of three notes issued since the third quarter of 2020. Rental income for the nine months ended September 30, 2021 and 2020 was $79,700 and $0, respectively. The increase in rental income was due to the acquisition of investment properties since the third quarter of 2020.

Operating Expenses

Operating expenses for the nine months ended September 30, 2021 were $1,091,535 as compared to $747,042 for the nine months ended September 30, 2020. The increase in expenses is primarily due to increased costs related to professional services associated with the Registered Offering and management fees associated with the increase in issuances of the Private Placement Notes and Public Demand Notes since the third quarter of 2020.

Other Expense

Interest expense for the nine months ended September 30, 2021 and 2020 was $237,161 and $16,805, respectively, in which $135,882 and $0, respectively, was related to related party Private Placement Notes. The increase in interest expenses was driven by an increase in Public Demand Notes and Private Placement Notes sales.

Net Loss

Net loss for the nine months ended September 30, 2021 was $948,617 as compared to a net loss of $763,847 for the nine months ended September 30, 2020. The increase in net loss was primarily due to the increase in demand notes issued which drove the increase in interest expense and professional services associated with the Registered Offering, resulting in increased operating expenses. This was offset by the increase in rental income related to the VH Willows acquisition during the second quarter of 2021 and increase in interest income due to the three notes receivable issued since the third quarter of 2020.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth a summary of our net cash flows for the periods indicated:

	For the Nine Months Ended September 30, 2021	For the Nine Months Ended September 30, 2020

Net cash flows from total operating activities	$(891,376)	$(803,414)
Net cash flows from total investing activities	$(8,751,447)	$(135,826)
Net cash flows from total financing activities	$16,721,035	$1,998,093

The Company had cash used in operating activities of $891,376 for the nine months ended September 30, 2021, as compared to cash used in operating activities of $803,414 for the nine months ended September 30, 2020. The increase in cash used in operating activities is primarily the result of increases in net loss and interest earned on related party notes receivable.

The Company had used cash in investing activities of $8,751,447 for the nine months ended September 30, 2021, as compared to cash used in investing activities of $135,826 for the nine months ended September 30, 2020. Net cash used in investing activities for the nine months ended September 30, 2021 consisted of the issuance of related party notes of $5,500,597, purchase of investment properties of $3,420,000 and proceeds from repayment of other related party receivables of $169,150. Net cash used in investing activities for the nine months ended September 30, 2020 consisted of development of internal-use software of $142,883 and collections of related party receivables of $7,057.

During the nine months ended September 30, 2021, the Company received $41,581,276 of proceeds from the issuance of Private Placement Notes and repaid $26,436,545 of Private Placement Notes and received $3,776,304 from the issuance of Public Demand Notes and repaid $2,200,000 of Public Demand Notes. During the nine months ended September 30, 2020, the Company received $5,977,264 of proceeds from the issuance of Private Placement Notes and repaid $5,514,127 of Private Placement Notes and received $0 from the issuance of Public Demand Notes and repaid $0 of Public Demand Notes.

Liquidity and Going Concern

In September 2020, iCap Vault, LLC received from its sole member, iCap Enterprises, a $1,535,000 capital contribution in the form of $1,150,000 in cash and an assumption by iCap Enterprises of iCap Vault 1, LLC’s indebtedness to an affiliate (iCap Investments, LLC) of $385,000. Concurrently, iCap Vault, LLC, the sole member of iCap Vault 1, LLC, made a $1,535,000 capital contribution to iCap Vault 1, LLC, the issuer of the demand notes in the Registered Offering. In addition, iCap Vault, LLC intends to make additional capital contributions in the future to iCap Vault 1, LLC as needed to increase the net worth in the Company. These additional contributions, if necessary, would be derived from debt offerings from entities under common control. iCap Vault 1, LLC expects its operating expenses related to its Registered Offering to decrease significantly in the near term. To date, the majority of iCap Vault 1, LLC’s expenses have been in connection with its Registered Offering, including, without limitation, legal, accounting, auditing, printing, blue-sky compliance and other expenses. As of the date of this Quarterly Report on Form 10-Q, iCap Vault 1, LLC has paid and has already expended the majority of the funds required to commence its Registered Offering including required SEC, FINRA and blue-sky filing fees. On-going operating expenses will be primarily focused on asset acquisition, asset monetization, and asset disposition.

We are currently conducting a private placement of up to $500,000,000 to fund our investment and operational activities in a transaction that is exempt from the registration requirements of the Securities Act pursuant to Regulation 506(c) and Regulation S of the Current Private Placement Notes, pursuant to which we have issued $41,581,276 during the period from January 1, 2021 through September 30, 2021. We have repaid the noteholders of the Private Placement Notes $47,070,169 of principal and accrued interest through September 30, 2021. As of September 30, 2021, the value of the aggregate outstanding principal amount and accrued interest is $17,620,464.

We are also currently conducting a public placement of up to $500,000,000 pursuant to a registration filed with the SEC, which is effective November 24, 2020, as amended May 5, 2021, to fund our investment and operational activities. A total of $3,776,304 of Public Demand Notes have been issued during the period from January 1, 2021 through September 30, 2021. We have repaid the noteholders of the Public Demand Notes of $2,200,000 of principal and accrued interest of through September 30, 2021. As of September 30, 2021, the value of the aggregate outstanding principal amount and accrued interest is $1,580,344.

If the Company is not successful in raising sufficient capital, or if it does not have access to sufficient credit from outside parties or related parties, it may have to delay or reduce expenses, or curtail operations, since its current cash and capital resources are not sufficient to meet its needs for the 12 months following the date of this filing. The accompanying unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that could result should the Company not continue as a going concern.

Assets

At September 30, 2021 and December 31, 2020, we had total assets of $17,894,416 and $2,154,789, respectively. Assets consist primarily of the cash accounts held by the Company, inclusive of $1,762,046 and $224,261 of restricted cash on September 30, 2021 and December 31, 2020, respectively, and investment property of $3,029,307 and $0 as of September 30, 2021 and December 31, 2020, respectively. In addition, the Company holds promissory notes with affiliated entities, inclusive of interest receivable, totaling $6,671,906 and $871,232 as of September 30, 2021 and December 31, 2020, respectively.

Liabilities

At September 30, 2021 and December 31, 2020, we had total liabilities of $19,353,359 and $2,297,381, respectively. The increase was primarily due to a net increase in Private Placement Notes sales of $15,377,851 and net increase in Public Demand Notes of $1,580,344.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2021 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

CRITICAL ACCOUNTING POLICIES

Management believes the estimates and judgments most critical to the preparation of our unaudited condensed consolidated financial statements and to the understanding of our reported financial results include those made in connection with impairment of our tangible and intangible assets including notes receivable, investment properties and finite-lived intangible assets and our evaluation of whether the Company can continue as a going concern. Management evaluates our policies and assumptions on an ongoing basis.

Impairment

Management routinely reviews notes receivable for impairment and provides an allowance for credit losses if all or a portion of a note is determined to be uncollectible. Notes are charged off to the allowance for credit losses when the contractual amount is no longer realizable.

Management evaluates investment properties for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis without interest) from that investment property is less than the carrying values under its historical net cost basis. When estimating expected future cash flows, management considers factors such as future operating income, trends and prospects as well as the effects of leasing demand, competition and other pertinent factors. Upon determination that there is a permanent impairment, the carrying values of the applicable investment properties are reduced to their relative fair values. For investment properties to be disposed of, an impairment loss is recognized when the fair values, less the estimated cost to sell, is less than the carrying amount of the investment property measured at the time there is a commitment to sell the property and/or it is actively being marketed for sale. A property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Subsequent to the date that a property is held for disposition, depreciation expense is not recorded

Management reviews finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Indicators include but are not limited to a significant decrease in the market value of an intangible asset group or if there are material differences between operating results and the Company’s forecasted expectations. If indicators arise, management evaluates the asset group’s recoverability by comparing the estimated undiscounted future cash flows resulting from the use of the asset group and its eventual disposition to the carrying value of the asset group. If the carrying value of the asset group exceeds the undiscounted cash flows, management estimates the fair value of the asset group using appropriate fair value techniques. If the carrying value of the asset group exceeds the estimated fair value, an impairment is recorded.

For a description of our going concern analysis, refer to the Liquidity and Capital Resources section in this Management Discussion & Analysis.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and principal financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective.

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

Since becoming a public reporting company on November 24, 2020, we have initiated and are continuing to recruit and hire additional accounting and financial personnel, establish policies and procedures for timely and accurate financial reporting, upgrade our internal accounting systems, and make various other efforts to remediate these weaknesses in our internal control. Management understands and appreciates the need to rapidly establish an effective system of internal controls over financial reporting.

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

ITEM 6. EXHIBITS

Exhibit	Description

4.1	Form of Subscription Agreement (for use with the Public Demand Notes) (incorporated by reference to Exhibit 4.3 to the registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2021).

10.1	Loan Agreement dated as of April 23, 2021 among Patrick T. Files, Jr., Jennifer S. Files and Vault Holding, LLC (incorporated by reference to Exhibit 10.1 to registrant’s Current Report on Form 8-K filed with the SEC on April 29, 2021).

10.2	Promissory Note dated April 23, 2021 issued by Patrick T. Files, Jr. and Jennifer S. Files to Vault Holding, LLC (incorporated by reference to Exhibit 10.2 to registrant’s Current Report on Form 8-K filed with the SEC on April 29, 2021).

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Document.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

iCap Vault 1, LLC
	By:	iCap Vault Management, LLC, its manager

Date: November 12, 2021	By:	/s/ Chris Christensen
Chris Christensen
Chief Executive Officer (principal executive officer)

Date: November 12, 2021	By:	/s/ Francis Gannon
Francis Gannon
Chief Financial Officer (principal financial officer and principal accounting officer)

