Form 10-K
period 2021-12-31
iCap Vault 1, LLC
filed 2022-03-24
CIK 1800199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

N/A

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

There is no public market for the registrant’s outstanding membership interests. As of March 22, 2022, there were 1,000 membership interests issued and outstanding.

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

Business Overview

iCap Vault 1, LLC, Holding and Holding 1 were formed as Delaware limited liability companies on July 30, 2018, September 27, 2018 and April 28, 2020, respectively. Each of Holding and Holding 1 was formed with the intention of owning one or more standalone subsidiaries which will hold real property investments whether directly or through special purpose entities. We expect that these subsidiaries will hold income-producing real estate and financial instruments related to real estate in selected metropolitan statistical areas in the U.S. (each, a “Portfolio Investment”) with the objective of generating a rate of return from the Portfolio Investments that is greater than the costs necessary to purchase, finance and service them. Additionally, each of Holding and Holding 1 provides guaranties to secured demand noteholders of the Company. Holding provides such a guaranty to holders of private placement secured demand notes (“Private Notes”), while Holding 1 will provide a guaranty to public secured demand notes (“Public Notes”) the Company offers through its registered offering (the “Registered Offering”). The Private Notes and the Public Notes collectively are referred to as the Notes hereto, unless otherwise distinguished. As of the date of this annual report on Form 10-K, Holding 1 has not commenced operations and has no assets or liabilities.

iCap Vault Management, LLC, was formed as a Delaware limited liability company on July 31, 2018 and is the manager (“Manager”) of the Company.

We intend to generate revenues on our investments from net rental income on our properties and from price appreciation of properties upon their disposition. For our investment in financial instruments secured by real estate, we intend to generate revenues from the interest income received on such financial instruments. Until we generate revenue sufficient to use for investments, to cover operations and to service debt, we will rely on the proceeds from a $500 million private placement (described in Item 5 below) and the $500 million Registered Offering.

Our business plan contemplates continually acquiring (“Portfolio Investments”) that generate a rate of return that is greater than the costs necessary to purchase, finance and service the investment. Although our Portfolio Investments will be anchored to U.S. real estate, we are not a real estate investment trust and do not intend to be treated as such. We have provided a detailed plan for the next twelve months throughout this annual report.

We intend to continue engaging in the following activities:

●	Purchase single, multi-family, and commercial properties that have potential to be or are cash flow positive, meaning properties that have a positive monthly income after all expenses (e.g. mortgages, operating expenses, taxes) and maintenance reserves are paid. In order to determine if a property is “cash flow positive”, the Manager reviews the total gross rent, income, or receipts from the property and subtracts any and all expenses including utilities, taxes, maintenance, and other reserve expenses. If this number is a positive number, the Company will deem the property “cash flow positive.” Depending on how positive the cash flow is or has potential to be, coupled with the estimated market value of the property relative to the purchase price and the potential for price appreciation will determine whether management will purchase the property or not on behalf of the Company.

●	Purchase additional properties or make other real estate investments that relate to varying property types including office, retail and industrial properties. Such property types may include operating properties and properties under development or construction and may be purchased from affiliates of the Company.

●	Invest in any opportunity our Manager deems appropriate within the confines of the market, marketplace and economy so long as those investments are real estate related and within the investment objectives of the Company, including, but not limited to, real estate-based financial instruments, such as loans or investment funds that invest in real estate. To this end, the Company may invest in financial instruments that bear a relation to real estate, such as preferred equity, common equity, or loan instruments that are secured or unsecured by the properties, investments into real estate operating companies, real estate holding companies, pooled investment funds, some of which may be affiliates of the Company or its Manager or entities with whom management of the Company has had prior relationships.

We have no plans to change our business activities or to combine with another business, and we are not aware of any events or circumstances that might cause our plans to change. Neither management of the Company, nor the sole member of the Company, have any plans or arrangements to enter into a business combination or similar transaction that would change control or management of the Company.

Objectives

Our goal is to operate a successful investment strategy that is based in U.S. real estate. The Company intends to provide an opportunity for investors to obtain an above-market rate of return while having access to their capital at any time. The Company’s strategy is to invest in a diversified portfolio of income-producing real estate assets and real estate related assets throughout the United States. Additionally, we will continue to invest in financial instruments that are related to real estate, which will help diversify our portfolio of investments and provide favorable positions intended to lower risk and increase the security for our investors. Additional objectives the Company must obtain in order to meet its goal include:

●	Provide an exceptional user experience for investors, which allows investors to see their investment balances and interest earned at any time;

●	Identify strong investments related to properties in the most resilient markets in the U.S. These markets include locations that have historically performed better than other U.S. markets and include strong economic foundations that rebound well from negative economic pressures and

●	Identify properties that can generate both positive cash flows and price appreciation.

Initially, the Company is targeting single family, multifamily and commercial properties, but may acquire other property types that meet its investment objectives. The Manager expects to leverage the management team’s network as a key channel to identifying these opportunities. The above criteria are subject to change according to market conditions.

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

The Manager of the Company is staffed with highly educated and experienced professionals that provide personalized and courteous service to their stakeholders including tenants, investors, loan officers, realtors, brokers, financial advisors and other vendors.

Investment Strategy

The Company’s Portfolio Investments will consist of income-producing properties, including single-family homes, multi-family apartments, townhomes, commercial properties and mixed-use properties. The revenue generated from the Portfolio Investments will be used to pay interest and principal on the Notes and fund its operations. Additionally, the Company’s Portfolio Investments will consist of properties that the Company may acquire at a discount from market values, with the intention of selling the property at market prices for a gain. These properties may be held for short-term or long-term periods of time as the Company may determine in its discretion and may or may not generate revenue during the period of ownership by the Company. The Company’s Portfolio Investments may also consist of financial instruments that bear a relation to real estate, such as preferred equity, common equity, or loan instruments that are secured or unsecured by the properties, investments into real estate operating companies, real estate holding companies, REIT holdings and joint ventures, pooled investment funds, any of which may be affiliates of, or transactions with, the Company or its Manager or entities with whom management of the Company has had prior relationships. See the section titled “Certain Relationships and Related Transactions” herein.

Portfolio Investments may be held directly by the Company or held in a standalone wholly owned limited liability company (a “Portfolio SPE”) and one or more Portfolio SPEs may be held by a holding company that is wholly owned by the Company, rather than by the Company directly. The rental and interest income allows us to provide a rate of return to investors who acquire the Notes. The Public Notes will be secured by the membership interests in Holding 1. The Company’s business plan targets primarily income-producing properties and seeks to acquire the properties debt-free at the subsidiary level, and the Company expects to generate income from the financial instruments that it may hold. Notwithstanding, we may leverage our properties with up to 85% of their value. In all cases, the debt on any given property must be such that it fits with the investment policies of the Company. The Portfolio Investments will serve as collateral for one or more credit facilities entered into by the Company or an affiliate of us. The Company has the right to subordinate the obligations and the security interests of the Notes to those of a third-party lender, if doing so is required by the lender to secure a loan for the benefit of the Company. Holding 1 has the right to subordinate the obligations and guaranty of Holding 1 and the security interests pledged by Holding 1 to those of a third-party lender, if doing so is required by the lender to secure a loan for the benefit of Holding 1.

The locations of the properties are determined by selecting metropolitan statistical areas upon consultation with market professionals, such as real estate analytics companies, title and escrow companies, real estate brokerages, land-use specialists, licensed surveyors and civil engineers, and in-depth internal review of economic data. The Company may adjust its investment criteria to accommodate changing market conditions but will generally seek attractive locations with strong rental income and a likelihood of long-term appreciation of value.

Management has developed processes and controls to evaluate possible investment opportunities. The process begins by identifying metropolitan statistical areas within the U.S. (“Markets”) with strong economic fundamentals that are likely to result in long-term property appreciation and increased rents. The Markets are selected after an in-depth internal review of economic data by the Company’s internal staff. After reviewing this data, a committee consisting of key members of the management team appointed by the Manager (the “Investment Committee”) may approve a Market. After a Market has been approved, the Company’s acquisition team will search for purchase opportunities for the Company that meet the criteria of the applicable investment policies of the Company.

Each investment opportunity undergoes a review performed by the Company’s real estate underwriters, who then present investment opportunities to the Investment Committee for its review and potential approval. The Investment Committee may delegate investment decision-making authority to sub-teams, provided such investments meet the criteria established by the Investment Committee. The Company completes its review of the prospective investments and if approved, maintains closing procedures that provide for the safety of the invested funds, generally through a third-party escrow company. The investment process has three major areas of focus: analysis and approval, documentation and closing, and post-closing management. Post-closing management of the real estate portfolio is conducted by real estate management companies, who manage the leasing, cash flows, and maintenance of the properties.

We believe there is an opportunity to create attractive returns by employing a strategy of investing in a diversified portfolio of such investments which are well-selected, well-managed and disposed of at an optimal time. Our principal targeted assets are investments in properties and other real estate investments that relate to properties, both secured by U.S. real estate, that have quality construction and desirable locations which can attract quality tenants. We intend to invest in a geographically diverse portfolio in order to reduce the risk of reliance on a particular market, a particular property and/or a particular tenant.

The steps of identifying a property to its eventual sale begin with management signing a contract and the Company placing a deposit in escrow. If the Company determines the property is not suitable, the contract is cancelled and the deposit returned. If the property is deemed suitable, the Company proceeds to closing. Specifically, the process of first identifying a property to its eventual sale, is as follows:

Step 1 Property Identification:

Subject properties are typically identified by:

●	The Company’s use of its current network databases and internal information;
●	Recommendations received from colleagues within the Company’s network that have ties to a specific community; specifically, its deep connections within the construction and development industries; and
●	Leads generated by local real estate professionals.

Step 2 Project Underwriting:

Once the Manager identifies a subject property, it ensures that it meets stringent underwriting criteria and guidelines. This process is driven by property valuations, market feasibility assessments, time on market analysis, construction and development budgets, comparative market analyses, title review, projected project timelines and review of other matters. These metrics are measured by the management team and presented to the Investment Committee for review and approval.

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

Special Purpose Entities

The Company acquires real estate assets and holds title to the properties through separate limited liability companies (“LLCs”) or through special purpose entities (“SPEs”), each of which may hold a single property or several similar asset types as determined by the Manager. Each LLC or SPE is, or will be, a wholly owned subsidiary of Holding 1 or Holding, each of which is wholly owned by the Company.

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

Geographic Scope

The Company does not limit itself geographically, however it intends to invest primarily in metropolitan statistical areas within the United States. The Company searches for properties that it may purchase at a discount. The Company believes it can successfully identify such potential target acquisitions based upon the depth and the breadth of the industry experience, contacts and industry knowledge of the Company’s Manager.

Competition

We face competition from other owners, investors and financial institutions that are looking to acquire similar properties and who may implement or are already implementing a similar business plan to ours. Further, we may be at a disadvantage to our competition who may have greater capital resources than we do, specifically cash. It has become increasingly difficult to obtain lending on many properties and those buyers that are able to close without financing and pay the full purchase price of a property in cash may be able to close on more properties or will be able to negotiate better purchasing terms.

Meeting Noteholder Demand Payment Obligations

The Company’s business plan relies on two sources of liquidity to satisfy demand payments of holders of Notes. First, although the Company is under no legal or contractual obligation to do so, the Company intends to set aside up to 10% of the outstanding Private Note’s principal balances in available cash reserves; provided, however, the Company reserves the right to increase the amount set aside for available cash reserve. Second, the Company intends to establish accounts with commercial banks and non-bank lending sources, such as insurance companies, private equity funds and private lending organizations (each a “Liquidity Source”) for the provision of credit facilities, including, but not limited to, lines of credit, pursuant to which funds will be advanced to the Company.

One or all of these Liquidity Sources may place a lien on one or more of the Portfolio Investments. If the amount of monies extended by the Liquidity Sources exceeds 85% of the Company’s aggregate Portfolio Investment value (the “Lending Ratio”), the Company will be required to sell certain of its Portfolio Investments at such amount needed to satisfy its demand payment obligations and achieve a Lending Ratio of 85% or less. Except for the security that may be required by the Liquidity Sources, the Company intends to maintain the Portfolio Investments free and clear of liens and encumbrances. The Notes will be subordinate at times to the rights of the Liquidity Sources as well as to other higher-ranking obligations of the Company, including property taxes and management fees.

The Company may, in its discretion, dispose of some or all of its Portfolio Investments to reposition the portfolio or to meet the Company’s payment obligations. The Company maintains cash reserves, which may be used to purchase properties, honor demand payment requests of noteholders, make tax or other distributions to its member, or cover the costs of the Company’s day-to-day operations.

Members and Management

The sole member of each of Holding and Holding 1 is iCap Vault 1, LLC. The sole member of iCap Vault 1, LLC is iCap Vault, LLC, which is owned by iCap Enterprises, a Washington corporation wholly owned by Chris Christensen. The primary officers of iCap Enterprises are Chris Christensen, the Company’s Chief Executive Officer, Jim Christensen, the Company’s Chief Operating Officer, and Francis Gannon, the Company’s Chief Financial Officer. All three are part of the management team of iCap Vault 1, LLC, Holding and Holding 1 and each is a member of the Board of Managers of the Manager.

The Manager is the manager of iCap Vault 1, LLC, Holding and Holding 1. The officers of the Manager are the same as the officers of iCap Enterprises. The management and supervision of iCap Vault 1, LLC, Holding and Holding 1 is vested exclusively in the Manager (including its duly appointed agents), which has full control over the business and affairs of iCap Vault 1, LLC, Holding and Holding 1 pursuant to the Amended and Restated Limited Liability Company Operating Agreement of iCap Vault 1, LLC and the Amended and Restated Limited Liability Company Operating Agreements of Holding and Holding 1 (the “Operating Agreements”), respectively. The Board of Managers of the Manager intends to devote a majority of its working hours to the Company but it may devote less time. Even if we sell all the securities offered in our Registered Offering, the majority of the proceeds of our Registered Offering will be spent for ongoing operational and investment acquisition costs. Following our Registered Offering, we may be required to raise additional capital to cover the costs associated with our plans of operation.

The following diagram reflects our organizational structure:

The Manager may delegate day-to-day management responsibility of the Company to any person, provided that the Manager retains ultimate responsibility for the management and conduct of the activities of the Company and all decisions relating to the selection and disposition of the Company’s investments.

We anticipate the Company will be exempt from the registration requirements of the Investment Company Act of 1940, as amended (the “1940 Act”), by reason of the exemption specified in Section 3(c)(5)(C) of the 1940 Act (excludes from regulation as an “investment company” any entity that is primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate).

Organizational Strength and Experience

The members of the senior management team have overseen many pooled investment funds based in real estate and have closed on multiple transactions in the small and mid-cap spaces throughout their careers. iCap Enterprises also maintains a network of strategic relationships. The team leverages relationships with sourcing, development, construction, and fund administration constituents to maintain a pipeline of real estate purchase opportunities. Property owners, builders, developers, lenders and brokers are the primary entities for deal sourcing.

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

The “Prior Performance Summary” section of our prospectus, as supplemented, which forms a part of our effective registration statement on Form S-11, as amended (File Nos. 333-236458) (“Prospectus”) contains a discussion of the programs previously offered by our sponsor, iCap Enterprises, including certain executive officers and directors. Certain financial results and other information relating to such programs with investment objectives similar to ours are also provided in the “Prior Performance Tables” included as Appendix A to our Prospectus. The prior performance of the programs previously sponsored by iCap Enterprises is not necessarily indicative of the results that we will achieve. For example, our prior programs were privately offered and did not bear the additional costs associated with being a publicly held entity.

Investment Experience

As a newly formed investment vehicle, iCap Vault 1 has minimal operating or prior performance history. Holding 1 has not commenced operations and has no assets and liabilities. The information presented in this section represents the limited historical experience of the principals of the Manager and its affiliates. Prospective investors in the Company should not rely on the information below as being indicative of the types of investments the Company may make or of the types of returns the Company’s investments may generate. Prospective investors should not assume that the Company will experience returns, if any, comparable to those described herein.

iCap Enterprises, an affiliated entity, has significant prior experience in investing in single-family, multi-family, light commercial and land development properties. Although this annual report refers to “iCap Enterprises” as though it were an entity capable of taking action, prospective investors should bear in mind that such references are intended to refer to the business activities undertaken by one or more of the companies constituting a part of this affiliated group of companies. The Company may benefit from their collective experience of iCap Enterprises, inasmuch as those entities, as well as their respective employees, will be available to assist the Manager, and therefore the Company, as it conducts its business.

Management Fees; Transactions with Related Parties

In return for the provision of the services by the Manager to iCap Vault 1 and Holding 1 and for the other actions of the Manager under the Operating Agreements, iCap Vault 1 pays the Manager an annual management fee (“Management Fee”) equal to (i) 1.30% of the outstanding aggregate principal balances of the Public Notes and (ii) 1.00% of the outstanding aggregate principal balance of the Private Notes offered pursuant to that certain Private Placement Memorandum of the Company dated October 1, 2018. The Management Fee is paid in arrears on the last day of each calendar quarter and will be calculated on the average daily outstanding principal balances of the Public Notes and Private Notes during the applicable quarter.

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

Edge Construction, LLC, an affiliated general contractor, is expected to provide general contracting services, including those related to new construction of and rehabilitation of real estate projects, and is expected to receive a fee sufficient to cover the costs of a project plus a 10% mark-up. Costs of a project include costs of project management, supervision, materials and labor, each of which will be billed at hourly rates, which are currently between $30 and $180 per hour. We believe this fee structure represents typical market rates and mark-ups charged by contractors. This company was sold to an unaffiliated entity at December 31, 2021.

iCap Enterprises is expected to provide consulting services, as well as accounting and administrative support at hourly rates which are currently between $30 and $200 per hour. No fees were incurred during the years ended December 31, 2021 and 2020.

On September 30, 2020, iCap Enterprises, the sole member of iCap Vault, LLC, assumed a debt of iCap Vault 1 to iCap Investments, LLC, an affiliate of iCap Vault 1 and iCap Vault, LLC, in the amount of $385,000. This assumption of debt constituted a part of the $1,535,000 capital contribution to iCap Vault, LLC from iCap Enterprises; concurrently, iCap Vault, LLC made a $1,535,000 capital contribution to iCap Vault 1.

The Company has the ability to issue loans. As of December 31, 2021, the Company issued promissory notes to affiliated entities of $10,393,206 including accrued interest. These notes receivable are secured by real estate. The full amount of the notes plus accrued interest is recorded as affiliated notes receivable on the accompanying consolidated balance sheets. See Item 13, Certain Relationships and Related Transactions, and Director Independence, for details regarding related party transactions.

The Manager appoints placement agents through agreements to effect sales, on a best efforts basis, of Public Notes and Private Notes to qualified investors, upon the terms and subject to the conditions set forth in the Prospectus and the private placement memorandum, respectively. These agreements may be cancelled at any time

Registered Public Notes Offering

We have a Registered Offering of up to $500 million aggregate principal amount of the Public Notes, which are variable denomination floating rate demand notes, marketed and sold as “Demand Notes”, under an effective Registration Statement (File No. 333-236458) (“Registration Statement”). Proceeds from the Public Notes are used to fund our investment and operational activities. Public Notes issued during the year ended December 31, 2021 totaled $10,989,983. As of March 22, 2022, $484,441,207 of this offering is available for issuance and the amount of the aggregate outstanding principal and accrued interest is $1,698,396. Refer to Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for a more detailed description of our Registered Offering.

Private Placements

We are currently conducting a private placement to accredited investors of up to $500 million secured demand notes under an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Rule 506(c) and Regulation S promulgated under the Securities Act. Private Notes issued during the years ended December 31, 2021 and 2020 totaled $58,302,116 and $8,789,282, respectively. As of March 22, 2022, $396,243,001 of the Private Notes offering is available for issuance and the amount of the aggregate outstanding principal and accrued interest is $18,198,638.

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

Under the Americans With Disabilities Act of 1990 (the “ADA”), all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. A number of additional federal, state and local laws exist that may require modification to existing properties to allow disabled persons to access such facilities. Most of the properties the Company considers will likely be in compliance with the present access requirements. If, however, the properties the Company acquires are not in compliance with the ADA, the Company will be required to make modifications to the properties to bring them into compliance or face the possibility of an imposition of fines or an award of damages to private litigants. In addition, further legislation may impose additional burdens or restrictions related to access by disabled persons, and the cost of compliance could be substantial.

Affiliated Notes Receivable

The Company held $10,393,206 and $871,232 of notes receivable from affiliates as of December 31, 2021 and 2020, respectively. These notes receivable include loans from Holding to individuals who are minority co-owners of an affiliated entity and investment properties secured by real estate. The full amount of the affiliated notes receivable plus accrued interest is recorded as affiliated notes receivable on the accompanying consolidated balance sheets. See Item 13, “Certain Relationships and Related Transactions, and Director Independence—Investments with Affiliate Entities,” which is incorporated herein by reference.

Acquisitions

Lynwood Property

On March 11, 2022, VH Senior Care LLC (“Senior Care”) entered into a Residential Purchase and Sale Agreement (the “Lynwood Purchase Agreement”) by and between Senior Care and unaffiliated Sellers (the “Lynwood Sellers”). Senior Care is a wholly owned subsidiary of Holding. Pursuant to the terms of the Lynwood Purchase Agreement, Senior Care agreed to purchase from the Lynwood Sellers certain real property located at 1226 160th St. SW, Lynnwood, WA 98087 (the “Lynnwood Property”) for a purchase price of $1,775,000. The Lynwood Purchase Agreement is subject to Senior Care’s review of a preliminary commitment for title insurance, together with any easements, covenants, conditions and restrictions of record.

On March 21, 2022, Senior Care entered into a Lease Agreement (the “Lynwood Lease”) with AFH Senior Care C Corp. (“AFH”). Pursuant to the terms of the Lynwood Lease, AFH agreed to lease the Lynwood Property from Senior Care, beginning on the date that the Lynwood Property is conveyed to Senior Care, and continuing through March 31, 2027, subject to extension or earlier termination as set forth in the Lynwood Lease. If the Lynwood Lease does not commence on or before April 17, 2022, either party may terminate the Lynwood Lease with at least 30 days’ notice. The monthly rent is $11,717 for the first 12 months. Thereafter, effective as of each anniversary of the commencement date of the Lynwood Lease, the base rent will increase to an amount equal to 103% of the base rent in effect immediately prior to the adjustment.

Burien Property

On March 14, 2022, Senior Care entered into a Residential Purchase and Sale Agreement (the “Burien Purchase Agreement”) by and between Senior Care and unaffiliated Sellers (the “Burien Sellers”). Pursuant to the terms of the Burien Purchase Agreement, Senior Care agreed to purchase from the Burien Sellers certain real property located at 302 SW 146th St., Burien, WA 98166 for a purchase price of $1,000,000. The Burien Purchase Agreement is subject to Senior Care’s review of a preliminary commitment for title insurance, together with any easements, covenants, conditions and restrictions of record.

On March 21, 2022, Senior Care entered into a Lease Agreement (the “Burien Lease”) with AFH. Pursuant to the terms of the Burien Lease, AFH agreed to lease the Burien Property from Senior Care, beginning on the date that the Burien Property is conveyed to Senior Care, and continuing through March 31, 2027, subject to extension or earlier termination as set forth in the Burien Lease. If the Burien Lease does not commence on or before April 17, 2022, either party may terminate the Burien Lease with at least 30 days’ notice. The monthly rent is $8,000 for the first 12 months. Thereafter, effective as of each anniversary of the commencement date of the Burien Lease, the base rent will increase to an amount equal to 103% of the base rent in effect immediately prior to the adjustment.

Employees

The Company has no full-time employees and no part-time employees. All of our day-to-day operations are administered by our Manager.

Available Information

The Company maintains a website at www.icapequity.com/vault. The information on the Company’s website is not incorporated herein by reference. The Company will make available, free of charge on its website, the most recent annual report on Form 10-K and subsequently filed quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after the Company files such material with, or furnishes it to, the Securities and Exchange Commission (the “SEC”).

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

Below is a summary of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	We are an emerging growth company with a limited operating history.

●	We have a history of operating losses.

●	Our independent auditors have expressed substantial doubt about our ability to continue as a going concern in the independent auditors’ report to the audited consolidated financial statements for the years ended December 31, 2021 and 2020.

●	The Manager will manage the day-to-day operations of the Company. Noteholders will have no voting rights and no control over the Company.

●	Control of the Company is vested in the Manager.

●	The Manager’s conflicts of interest may result in transactions unfavorable to the Company.

●	The Board of Managers of the Manager, which has complete control over the Company, does not have a majority of independent managers on its Board and the Manager has not voluntarily implemented various corporate governance measures, in the absence of which equity holders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

●	Since we do not set aside funds in a sinking fund to repay the Notes, you could lose all or a part of your investment if we do not have enough cash to pay from cash flows from operations and our other two sources of funds, including available cash reserves (of up to 10% of the outstanding Private Notes principal balance, subject to increase by the Company) and credit facilities from commercial banks and non-bank lending sources.

●	We may not be able to meet all of the payment demands of the noteholders if a large number of noteholders desires to be repaid or if we do not have the liquidity to meet such demands.

●	We may require additional financing, such as bank loans, outside of our registered public offering in order for our operations to be successful.

●	Public health epidemics or outbreaks (such as the novel strain of coronavirus (COVID-19)) could adversely impact our business.

●	Investments in real estate and real estate related assets are speculative and we will be highly dependent on the performance of the real estate market.

●	Our industry is highly competitive.

●	The Company owns minimal real estate assets and financial instruments secured by real estate.

We encourage you, however, to read the full risk factors presented below.

General Risks Related to Our Business

We have a history of operating losses and our auditors have indicated that there is a substantial doubt about our ability to continue as a going concern.

For the years ended December 31, 2021 and 2020, we reported a net loss of $1,263,347 and $1,121,160, respectively, and cash flow used in operating activities of $1,227,899 and $1,323,486, respectively. As of December 31, 2021, we had member’s deficit of $2,126,697. We anticipate that we will continue to report losses and negative cash flow. Such losses have historically required us to seek capital contributions from iCap Vault, LLC, our sole member, and additional funding through the issuance of debt securities. Our long-term success is dependent upon among other things, achieving positive cash flows from operations and if necessary, augmenting such cash flows using external resources to satisfy our cash needs. However, we may be unable to achieve these goals and actual results could differ from our estimates and assumptions; accordingly, we may have to supplement our cash flow, by debt financing or sales of equity securities. There can be no assurance that we will be able to obtain additional funding, if needed, on commercially reasonable terms, or at all.

As a result of our recurring losses, limited cash and insufficient revenue to cover our cost of operation and other factors, our independent auditors issued an audit opinion with respect to our consolidated financial statements for the years ended December 31, 2021 and 2020 that indicated that there is a substantial doubt about our ability to continue as a going concern.

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

We were organized in July 2018 and have engaged in limited operations since then. As a result of our limited operations we will accumulate deficits due to organizational and start-up activities, business plan development, and professional fees since we organized. There is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our results will depend upon the availability of suitable investment opportunities for us and the performance of our Portfolio Investments. Our proposed operations are subject to all business risks associated with new enterprises. Our future operating results will depend on many factors, including our ability to raise adequate working capital, availability of properties for purchase, the level of our competition and our ability to attract and maintain key management and employees. If we fail to achieve our goals outlined, the Company may run out of money to run its operation and as such, the Company would need to raise additional working capital. Failure to do so could result in holders of the Public Notes losing part or all of their money invested.

Holding 1, the guarantor of the Public Notes, has the right to subordinate the guarantee of the Public Notes to those of a third-party lender, has no prior operating history and currently has no assets. There is no assurance that the guarantee of Holding 1 will be sufficient to fully pay the principal or interest on the Public Notes in the event of default, or that in such event, that the obligations of Holding 1 to the noteholders will not be subordinated to third-party lenders.

As a newly formed entity, Holding 1 has not commenced operations and has no operating or prior performance history. Additionally, Holding 1 has no assets as of the date of this annual report. As such, there is no underlying collateral held by Holding 1 as security for the full and unconditional guarantee of Holding 1 of the payment of principal and interest on the Public Notes. While it is intended that Holding 1 will have assets that provide underlying collateral for the guarantee of the Public Notes once iCap Vault 1 receives sufficient proceeds from the Registered Offering and begins investing in real estate and real estate related assets through Holding 1, there is no guarantee this will occur. Further, we cannot assure you that any assets pledged by Holding 1 for the guarantee will be saleable or, if saleable, that there will not be substantial delays in their liquidation. Therefore, the current value of the guarantee of Holding 1 is not sufficient to fully pay the principal or interest on the Public Notes in the event of default.

Additionally, Holding 1 has the right to subordinate the obligations and guarantee of Holding 1 and the security interests pledged by Holding 1 to those of a third-party lender, if doing so is required by the lender to secure a loan for the benefit of Holding 1. If Holding 1 were to subordinate such guarantee to an obligation of such third-party lender, Holding 1’s obligation to pay the principal and interest on the Public Notes would be secondary to the obligations of Holding 1 to pay such lender – and, in such a situation, would reduce the likelihood the guarantee of Holding 1 would be sufficient to pay the principal and interest due to noteholders in the Registered Offering.

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

The aggregate losses incurred by the Prior Programs on the sale of properties from 2017 through 2021 was 10.7% of the total amount of funds raised from investors in the Prior Programs during the 10 years ended December 31, 2021. The prior programs made real estate investments that involved a designated exit strategy for the repayment of the investment. They also raised capital through retail investment channels, which required high commissions to be paid to broker-dealers and financial advisors. The combination of these costs, together with the cost of the monthly interest payments to investors, resulted in the programs operating negatively for a period of time. Until the programs become positive through sufficient investment gains, the programs do not have adequate value to repay all of the investors their principal balances. If there is insufficient value in the underlying investment properties, the programs may not have enough capital to repay the principal balances when due. This could result in losses to investors or the need to pay off investors through a refinance of their debt, rather than a liquidation of the program’s real estate holdings. Access to sufficient additional debt may not be achievable in order to refinance as of the maturity date.

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

Control is vested in the Manager.

Control over all decisions affecting the Company, including decisions regarding the Portfolio Investments that are to be made, will be made by the Manager and its management team. Many material decisions, such as decisions regarding the purchase or sale of assets, the refinancing of Portfolio SPEs, whether to make an investment, and the incurrence of third-party debt will be made without separate concurrence from noteholders. No assurance can be given that sufficient investment opportunities will be presented to the Company to deploy all of the capital available for investment.

The Manager’s conflicts of interest may result in transactions unfavorable to the Company and transactions with affiliated entities may be on less favorable terms possibly causing the Company to lose money.

The Manager and its affiliates may provide certain services to, and enter into transactions with, the Company, its holding companies or the Portfolio SPEs, provided that the terms are commercially reasonable. This limitation may not fully protect the Company or the Portfolio SPEs against the inherent conflicts of interest in these transactions. The transactions have not been, and will not be, subject to review by the noteholders, American Stock Transfer & Trust Company, LLC (the “Trustee”), the trustee under the indenture among iCap Vault 1, Holding 1, and the Trustee (the “Indenture”), Marketplace Realty Advisors, LLC (the “Collateral Agent,”) or an independent party. The transactions’ terms might not be as favorable to the Company as they would have been if the transaction had been with unrelated third parties. Moreover, the Company will not ask any third party to oversee the quality of the services that will be provided by the Manager and its affiliates. In addition, the Manager will be subject to potential conflicts of interest when choosing between investment opportunities for affiliated entities that may generate different fees for the Manager. Furthermore, transactions with affiliated entities, will not be executed at arms-length and therefore may be on terms less favorable than terms market conditions would allow for, possibly causing the company to lose money.

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

Fees to Manager will be paid while interest and principal remain outstanding under the Public Notes.

Fees payable to the Manager will be paid while interest and principal remain outstanding under the Public Notes. The Management Fee is based on the outstanding principal balance of the Public Notes. The Manager will receive the Management Fee regardless of whether the Portfolio Investments operate profitably. These fees (like other operating expenses) reduce the amount of cash that otherwise would be available for payment of the Public Notes.

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

We may not be able to make payments on the Public Notes, which could have a material adverse effect on our financial condition.

As of December 31, 2021, we owed an aggregate of $7,657,018 of principal and interest due under our Public Notes. We have not and will not contribute funds to a sinking fund to make interest or principal payments on the Public Notes. If we are unable to repay these obligations when due, through cash flow from operations or other sources of funds (including possibly through the raising of additional capital), and we are otherwise unable to extend the maturity dates or refinance these obligations, we would be in default. We cannot provide any assurances that we will be able to (i) generate sufficient revenues to repay these obligations when due, (ii) raise the necessary amount of capital to repay these obligations when due, or (iii) extend the maturity dates or otherwise refinance these obligations. Upon a default under the Public Notes, holders would have the right to exercise their rights and remedies to collect, which could have a material adverse effect on our financial condition and on our business.

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

As an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), we are permitted to rely on exemptions from certain disclosure requirements.

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

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our membership interests that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Further, we are required to report any changes in internal controls on a quarterly basis. In addition, we are required to furnish a report by management on the effectiveness of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We will test the internal control over financial reporting required to comply with these obligations. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of its internal control over financial reporting if and when required, investors may lose confidence in the accuracy and completeness of our financial reports and the value of our securities could be negatively affected. We also could become subject to investigations by the SEC or other regulatory authorities, which could require additional financial and management resources.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. In addition, we will be required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting the later of our second annual report on Form 10-K or the first annual report on Form 10-K following the date on which we are no longer an emerging growth company or a smaller reporting company. Our compliance with Section 404 of the Sarbanes-Oxley Act requires that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the value of our securities could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

We intend to acquire properties selectively. Acquisition of properties entails risks those investments will fail to perform in accordance with expectations. In undertaking these acquisitions, we will incur certain risks, including the expenditure of funds on, and the devotion of management’s time to, transactions that may not come to fruition. Additional risks inherent in acquisitions include risks that the properties will not achieve anticipated sales price or occupancy levels and that estimates of the costs of improvements to bring an acquired property up to standards established for the market position intended for that property may prove inaccurate. Expenses may be greater than anticipated.

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

Our ability to manage our future debt and liquidity will be dependent on our level of positive cash flow. An economic downturn may negatively impact our cash flows. Credit and capital markets can be volatile, which could make it more difficult for us to refinance our debt or to obtain additional debt or equity financings in the future. Such constraints could increase our costs of borrowing and could restrict our access to other potential sources of future liquidity. Our failure to have sufficient liquidity to make interest and other payments required by our debt or our Public Notes could result in a default of such debt or the Public Notes and acceleration of our borrowings, which would have a material adverse effect on our business and financial condition.

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

Risks Related to our Corporate Structure

Since we do not set aside funds in a sinking fund to repay the Public Notes, you could lose all or a part of your investment if we do not have enough cash to pay.

There is no sinking fund to make payments on the Public Notes. We will not contribute funds to a separate account, commonly known as a sinking fund, to make interest or principal payments on the Public Notes. The Public Notes are not certificates of deposit or similar obligations of, and are not guaranteed or insured by, any depository institution, the Federal Deposit Insurance Corporation (the “FDIC”), the Securities Investor Protection Corporation (the “SIPC”), or any other governmental or private fund or entity. Our business plan relies on two sources of liquidity to satisfy demand payments of holders of Public Notes. First, although the Company is under no legal or contractual obligation to do so, we set aside up to 10% of the outstanding Private Notes principal balances in available cash reserves; provided, however, we reserve the right to increase the amount set aside for available cash reserve. Second, we intend to establish accounts with commercial banks and non-bank lending sources, such as insurance companies, private equity funds and private lending organizations, for the provision of credit facilities, including, but not limited to, lines of credit, pursuant to which funds will be advanced to us. Although we may set aside up to 10% of the outstanding principal Private Notes balances, no minimum cash reserve has been established or must be maintained to meet demand payment obligations to holders of the Public Notes. Therefore, if you invest in the Public Notes, you will have to rely only on our cash flow from operations and other sources of funds for repayment of principal at maturity or redemption and for payment of interest when due. Any future cash flows from operations could be impaired under the circumstances described under “General Risks Related to Our Business.” If our cash flow from operations and other sources of funds are not sufficient to pay any amounts owed under the Public Notes, then you may lose all or part of your investment.

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

We do not believe that at any time we will be deemed an “investment company” under the 1940 Act as we do not intend on trading or selling securities. Rather, we intend to hold and manage real estate. However, if at any time we may be deemed an “investment company,” we believe we will be afforded an exemption under Section 3(c)(5)(C) of the 1940 Act. Section 3(c)(5)(C) of the 1940 Act excludes from regulation as an “investment company” any entity that is primarily engaged in the business of purchasing or otherwise acquiring “mortgages and other liens on and interests in real estate”. To qualify for this exemption, we must ensure our asset composition meets certain criteria. Generally, 55% of our assets must consist of qualifying mortgages and other liens on and interests in real estate and the remaining 45% must consist of other qualifying real estate-type interests. Maintaining this exemption may adversely impact our ability to acquire or hold investments, to engage in future business activities that we believe could be profitable or could require us to dispose of investments that we might prefer to retain. If we are required to register as an “investment company” under the 1940 Act, then the additional expenses and operational requirements associated with such registration may materially and adversely impact our financial condition and results of operations in future periods.

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

The Manager expects to obtain a lender’s title insurance policy and will require that owners of property securing the Public Notes maintain hazard insurance naming the Company as the beneficiary. All decisions relating to the type, quality and amount of insurance to be placed on property securing the Public Notes will be made exclusively by the Manager. Certain types of losses that may impact the security for the Public Notes could be of a catastrophic nature (due to such things as ice storms, tornadoes, wind damage, hurricanes, earthquakes, landslides, sinkholes, and floods), some of which may be uninsurable, not fully insured or not economically insurable. This may result in insurance coverage that, in the event of a substantial loss, would not be sufficient to pay the full prevailing market value or prevailing replacement cost of the underlying property. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it unfeasible to use insurance proceeds to replace the underlying property once it has been damaged or destroyed. Under such circumstances, the insurance proceeds received might not be adequate to restore the property, leaving the Company without security for the Public Notes.

Furthermore, an insurance company may deny coverage for certain claims, and/or determine that the value of the claim is less than the cost to restore the property, and a lawsuit could have to be initiated to force them to provide coverage, resulting in further losses in income to the Company. Additionally, properties securing the Public Notes may now contain or come to contain mold, which may not be covered by insurance and has been linked to health issues.

Further, when a borrower defaults on a Public Note, it is likely they will allow their hazard insurance to lapse. The Manager will attempt to obtain its own insurance policies on such properties, to the extent such lender’s policies are available, but it is possible that some of the properties securing the Public Notes may be uninsured for a period of time or uninsurable. If damage occurred during a time when a property was uninsured, the Company may suffer a loss of its security for the Public Notes.

Risks Related to the Public Notes

There is no public trading market for our Public Notes.

There is no established public trading market for the Public Notes and there can be no assurance that one will ever develop. Market liquidity will depend on the perception of our operating business and any steps that our management might take to bring us to the awareness of investors. There can be no assurance given that there will be any awareness generated. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business. As a result, holders of our securities may not find purchasers for our securities should they desire to sell securities held by them. Consequently, the Public Notes will be relatively illiquid and investors may be unable to sell the Public Notes.

The market value of the Public Notes may decrease due to factors beyond our control.

The stock market from time to time has experienced extreme price and volume fluctuations, which have particularly affected the market prices for emerging growth companies and which often have been unrelated to the operating performance of the companies. These broad market fluctuations may adversely affect the market value of our Public Notes. The market value of our Public Notes may also fluctuate significantly in response to the following factors, most of which are beyond our control:

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

Any such fluctuations may adversely affect the market value of our Public Notes, regardless of our actual operating performance. As a result, noteholders may be unable to sell their Public Notes (even if permitted by applicable securities laws and the terms of the Public Notes) or may be forced to sell them at a loss.

The Company may prepay the principal and interest on the Public Notes at any time.

The Company may prepay all or a part of the principal amount and accrued interest in the Public Notes at any time. No prepayment penalty is imposed that would discourage the Company from exercising this right. Accordingly, noteholders will not have certainty as to how long their respective Public Note(s) may be outstanding. If the Company makes any prepayment, the prepayments need not be made ratably against all outstanding Public Notes.

The Trustee has the authority to act on behalf of all noteholders in dealing with the Company.

The Public Notes vest control over matters related to the enforcement of the security interest, the exercise of any rights or remedies with respect to the collateral supporting the Public Notes and any remedies under the Public Notes in the hands of the Trustee. If an action is brought by the Trustee, such action must be for the collective benefit of all noteholders, other than with respect to an event of default that applies only to particular Public Notes.

The Trustee has limited liability with respect to its actions under the Indenture.

Pursuant to the terms of the Indenture, the Trustee will be relieved from liability unless it acts (or fails to act) in a grossly negligent manner or engages in willful misconduct. According to the terms of the Indenture, the Trustee shall not be held liable with respect to any action taken or omitted to be taken by it in good faith in accordance with the direction of a majority of noteholders relating to certain matters, or exercising any trust or power conferred upon the Trustee, under the Indenture with respect to the Public Notes. Accordingly, the Trustee has limited liability with respect to its action (or inaction) under the Indenture for the collective benefit of all noteholders, which may only be represented by a majority of the noteholders, to the detriment of the minority of the noteholders.

The Collateral Agent has limited liability with respect to its actions under the Collateral Agent Agreement (as hereinafter defined).

Pursuant to the terms of the Collateral Agent Agreement, dated as of September 18, 2020, between iCap Vault 1, LLC, Vault Holding 1 and Marketplace Realty Advisors, LLC, the Collateral Agent, with joinder for Noteholders (the “Collateral Agent Agreement”), in connection with any exercise of any Enforcement Actions (as defined in the Collateral Agent Agreement), neither the Collateral Agent nor any noteholder or any of its partners, or any of their respective directors, officers, employees, attorneys, accountants, or agents shall be liable as such for any action taken or omitted by it or them, except for its or their own gross negligence or willful misconduct with respect to its duties under the Collateral Agent Agreement. Accordingly, the Collateral Agent has limited liability with respect to its action (or inaction) under the Collateral Agent Agreement.

The Public Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

The Public Notes are not obligations of any of our subsidiaries and are effectively subordinated to the liabilities, including trade payables, of our SPE subsidiaries. The incurrence of other indebtedness or other liabilities by any of our SPE subsidiaries is not prohibited in connection with the Public Notes and could adversely affect our ability to pay our obligations on the Public Notes. A significant portion of our operations is conducted through our SPE subsidiaries and our cash flow and consequent ability to service our debt, including the Public Notes, depends in part on our SPE subsidiaries. Our SPE subsidiaries are separate legal entities that have no obligation to pay any amounts due under the Public Notes or to make any funds available therefore, whether by dividends, loans or other payments. Except to the extent we are a creditor with recognized claims against our SPE subsidiaries, all claims of creditors, including trade creditors, of our SPE subsidiaries will have priority with respect to the assets of such subsidiaries over our claims (and therefore the claims of our creditors, including holders of the Public Notes). Consequently, the Public Notes will be structurally subordinated to all liabilities of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

Our ability to make demand payments of the principal of the Public Notes depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets or obtaining additional debt or equity capital on terms that may be onerous or highly dilutive. Our ability to repay our debt will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

We may incur additional debt which could affect our ability to make payments on the Public Notes upon demand of noteholders.

We may incur substantial additional debt in the future, some of which may be secured debt. We will not be restricted under the terms of the Indenture governing the Public Notes from incurring additional debt (including, but not limited to, additional debt issued under the Indenture), securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the Indenture governing the Public Notes that could have the effect of diminishing our ability to make payments on the Public Notes upon demand of noteholders.

Noteholders have no voting rights and, in some cases, the terms of the Indenture and the Public Notes issued thereunder may be modified without the consent of all noteholders.

Noteholders have no voting rights and therefore, have no ability to control the Company. The Public Notes do not carry any voting rights and therefore the holders of the Public Notes are not able to vote on any matters regarding the operation of the Company.

In addition, the Indenture contains provisions permitting the Company and the Trustee, with the consent of the holders of a majority of the outstanding principal amount of Public Notes, to execute supplemental indentures adding any provisions to or changing in any manner or eliminating any of the provisions of the Indenture or of any supplemental indenture or modifying in any manner the rights of the holders of such Public Notes; provided, however, that no such supplemental indenture can do any of the following without the consent of each holder so affected:

●	reduce the principal amount or change the demand payment nature of any Public Note;

●	reduce the amount of Public Notes whose holders must consent to an amendment; or

●	make any changes regarding the Indenture that relate to a waiver of default, the rights of holders to receive payments, and the requirements of consent of the holders of Public Notes.

We, along with the Trustee, may amend the Indenture without the consent of the holders of the Public Notes to cure any ambiguity, defect or inconsistency, to make any change that does not adversely affect the rights of any holder, or to comply with requirements of the SEC.

The Indenture governing the Public Notes does not contain financial covenants and only provides limited protection against significant corporate events and other actions we may take that could adversely impact a noteholder’s investment in the Public Notes.

While the Indenture governing the Public Notes contains terms intended to provide protection to the holders of the Public Notes upon the occurrence of certain events involving significant corporate transactions, such terms are limited and may not be sufficient to protect a noteholder’s investment in the Public Notes.

The Indenture for the Public Notes does not:

●	require us to maintain any financial ratios or specific levels of net worth, revenues, income, cash flow or liquidity and, accordingly, does not protect holders of the Public Notes in the event we experience significant adverse changes in our financial condition. Accordingly, we will not be required to maintain a positive net worth;

●	restrict us or our subsidiaries from incurring additional unsecured debt or other liabilities, including additional unsecured senior debt and, accordingly, does not protect holders of the Public Notes in the event we incur additional debt or liabilities and our ability to pay our obligations on the Public Notes is adversely affected;

●	restrict our ability to repurchase or prepay any other of our securities or other indebtedness;

●	restrict our ability to make investments or to repurchase or pay dividends or make other payments in respect of our Public Notes or other securities ranking junior to the Public Notes; or

●	restrict our ability to enter into highly leveraged transactions.

Furthermore, the Indenture contains only limited protections in the event of a change in control. Accordingly, the terms of the indenture and the Public Notes do not restrict our ability to engage in, or to otherwise be a party to, a variety of corporate transactions, circumstances and events that could have an adverse impact on a noteholder’s investment in the Public Notes.

Because there will be no trading market for the Public Notes, it may be difficult to sell your Public Notes.

There is no existing market for the Public Notes. We do not anticipate that a secondary market for the Public Notes will develop. We do not intend to apply for listing of the Public Notes on any securities exchange or for quotation of the Public Notes in any automated dealer quotation system, including without limitation the OTC Markets Group or any over-the-counter market.

Ratings of the Public Notes may change after issuance and affect the market price and marketability of the Public Notes.

We currently expect that, upon issuance, the Public Notes will be rated by one or more rating agencies that we engage. However, we are not currently seeking to engage any particular rating agency or agencies to rate the Public Notes. Ratings agencies of debt assess creditworthiness of issuers of debt (specifically an issuer’s financial ability to make interest payments and repay the loan in full at maturity) and assign ratings to the Public Notes being offered. Such ratings are limited in scope, and do not address all material risks relating to an investment in the Public Notes, but rather reflect only the view of each rating agency at the time the rating is issued. There is no assurance that such credit ratings will be issued or remain in effect for any given period of time or that such ratings will not be lowered, suspended or withdrawn entirely by the rating agencies. It is also possible that such ratings may be lowered in connection with future events, such as future acquisitions. Any lowering, suspension or withdrawal of such ratings may have an adverse effect on the market price or marketability of the Public Notes. In addition, any decline in the ratings of the Public Notes may make it more difficult for us to raise capital on acceptable terms.

Because we may repay the Public Notes at any time, you may be subject to reinvestment risk.

We have the right to repay any Note at any time. The Public Notes would be repaid at 100% of the principal amount plus accrued but unpaid interest up to but not including the redemption date. Any such repayment may have the effect of reducing the income or return on investment that any investor may receive on an investment in the Public Notes by reducing the term of the investment. If this occurs, you may not be able to reinvest the proceeds at an interest rate comparable to the rate paid on the Public Notes. See Item 5 of this Form 10-K for additional information on the Public Notes.

We can provide no assurance that any Public Notes will be sold in the Registered Offering or that we will raise sufficient proceeds to carry out our business plans.

Although we intend to sell up to $500 million in aggregate principal amount of the Public Notes, there is no minimum amount of proceeds that must be received from the sale of the Public Notes in order to accept proceeds from Public Notes actually sold. Accordingly, we can provide no assurance about the total principal amount of Public Notes that will be sold. Therefore, we cannot assure you that we will raise sufficient proceeds to carry out our business plans. Accordingly, our inability to raise such proceeds could have a material adverse impact on our business activities, results of operations and financial condition, and may limit our ability to repay amounts owed under the Public Notes.

We will be substantially reliant upon the net proceeds of the Registered Offering to meet our liquidity needs.

Our operations alone may not produce a sufficient return on investment to pay the stated interest rates on the Public Notes and fund our capital needs. We intend to use the net proceeds of the Registered Offering to acquire real estate and for other general corporate purposes, which are likely to include the payment of general and administrative expenses. We may not be able to attract new investors or have sufficient borrowing capacity when we need additional funds to repay principal and interest on the Public Notes sold in the Registered Offering or redeem those Public Notes.

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

We currently intend to use the proceeds we receive from our Registered Offering after deducting estimated fees and expenses associated with our Registered Offering, including legal, accounting, transfer agent, financial, acquisitions and other professional fees, primarily for the purposes as described above. Our management will have considerable discretion in the application of the net proceeds, and you will not have the opportunity, as part of your investment decision, to assess whether the proceeds are being used appropriately. If we do not use the net proceeds that we receive in our Registered Offering effectively, our business, financial condition, results of operations and prospects could be harmed, and the market price or value of the Public Notes could decline.

Payment of the Public Notes upon demand of noteholders by the Company with proceeds of the Registered Offering (return of capital) which would have otherwise been used to acquire the investment portfolio, reduces the earning potential of the investment portfolio to create sufficient cash flow from operations to repay the noteholders.

The Company may utilize capital from noteholders (return of capital) rather than cash flows from operations of the Company or lending sources to make payment on the Notes upon demand of noteholders. In the past, iCap Vault 1 has repaid the noteholders of the Private Notes as a return of capital most of the principal and accrued interest of Private Notes. The Company utilizing proceeds of the Registered Offering merely for the return of capital makes it more difficult for the Company to successfully execute its investment strategy. This return of capital reduces the extent of the investment portfolio that may be acquired by the Company with the proceeds of the Registered Offering, thereby reducing the earning potential of the investment portfolio to create sufficient cash flow from operations to repay the noteholders.

There is no assurance that the Company will be profitable, and there is no assurance of any returns.

There is no assurance as to whether the Company will be profitable, or earn revenues, or whether the Company will be able to meet its operating expenses. The initial expenses the Company incurs could result in operating losses for the Company for the foreseeable future. No assurance can be made that a subscriber for the Public Notes offered hereby will not lose his or her entire investment.

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

Risks Related to the Collateral and Guarantee

The value of the collateral securing the Public Notes may not be sufficient to ensure repayment of the Public Notes because the value of the membership interests in the subsidiary guarantor pledged as collateral for the Public Notes could be impaired in the future as a result of changing economic conditions, commodity prices, competition or other future trends.

The collateral has not been appraised in connection with our Registered Offering. The Indenture governing the Public Notes permits us to incur additional debt secured by liens that have priority over the Public Notes. The value of the collateral at any time will depend on market and other economic conditions, including the availability of suitable buyers for the collateral. The value of the membership interests in the subsidiary guarantor pledged as collateral for the Public Notes could be impaired in the future as a result of changing economic conditions, commodity prices, competition or other future trends. Likewise, we cannot assure you that the pledged assets will be saleable or, if saleable, that there will not be substantial delays in their liquidation. Holding 1 does not have any operating history or any assets. Therefore, the current value of the guarantee of Holding 1 is not sufficient to fully pay the principal or interest on the Public Notes in the event of default.

The lien on the collateral securing the Public Notes and the guarantees will be junior and subordinate to any lien on the collateral securing the obligations under secured credit facilities and secured priority bank debt of us and our subsidiaries.

The Public Notes and the guarantee are secured by a second-priority lien in the membership interests in Holding 1 (the subsidiary guarantor) which was granted by the Company as collateral in accordance with the provisions of the Indenture governing the Public Notes. All obligations arising under secured credit facilities and secured priority bank debt of us and our subsidiaries will be secured by first-priority liens on the same collateral that secure the Public Notes on a second-priority basis. The collateral agent may enter into an intercreditor agreement that provides, among other things, that if the collateral agent obtains possession of any collateral or realizes any proceeds or payment in respect of any collateral, pursuant to the exercise of remedies under any security document or by the exercise of any rights available to it under applicable law as a result of any distribution of or in respect of any collateral or proceeds in any of our or our subsidiary guarantors’ bankruptcy, insolvency, liquidation, dissolution, reorganization or similar proceeding or through any other exercise of remedies, at any time prior to the payment in full of the obligations under our or our subsidiaries’ secured credit facilities and secured priority bank debt, then it will hold such collateral, proceeds or payment in trust for the lenders under our or our subsidiaries’ secured credit facilities and secured priority bank debt and transfer such collateral, proceeds or payment, as the case may be, to the priority lien collateral agent, for payment of the obligations under our secured credit facility and other priority debt. Holders of the Public Notes would then participate ratably in the remaining portion of our collateral with all holders of indebtedness that are deemed to rank equally with the Public Notes based upon the respective amount owed to each creditor. In addition, the Indenture governing the Public Notes permits us and our subsidiaries to incur additional debt secured by liens senior in priority to the liens securing the Public Notes on the collateral under specified circumstances. Any obligations secured by such liens may further limit the recovery from the realization of the collateral available to satisfy holders of the Public Notes.

In addition, if we or our subsidiaries’ default under our or our subsidiaries’ secured credit facilities or secured priority lien debt, the lenders under such secured indebtedness could declare all of the funds borrowed thereunder, together with accrued interest, immediately due and payable and foreclose on the pledged assets. Furthermore, if those lenders foreclose and sell the pledged equity interests in the subsidiary guarantor, then the subsidiary guarantor may be released from its guarantee of the Public Notes automatically and immediately upon such sale.

The value of the collateral securing the Public Notes may not be sufficient to ensure repayment of the Public Notes because the lenders under our and our subsidiaries’ secured credit facilities and secured priority lien debt have a first-priority lien on the collateral securing the Public Notes and will be paid first from the proceeds of the collateral.

Our and our subsidiaries’ indebtedness and other obligations under our and our subsidiaries’ secured credit facilities and secured priority lien debt are secured by a first-priority lien on the collateral securing the Public Notes. The liens securing the Public Notes and the guarantees are contractually subordinated to the liens securing obligations under our and our subsidiaries’ secured credit facilities and secured priority lien debt, so that proceeds of the collateral will be applied first to repay those obligations before we use any such proceeds to pay any amounts due on the Public Notes. Accordingly, if we default on the Public Notes, we cannot assure you that the trustee would receive enough money from the sale of the collateral to repay you.

In addition, the collateral securing the Public Notes is subject to other liens permitted under the terms of the Indenture and an intercreditor agreement, if any, whether arising on or after the date the Public Notes were issued. To the extent that third parties hold prior liens, such third parties may have rights and remedies with respect to the membership interests subject to such liens that, if exercised, could adversely affect the value of the collateral securing the Public Notes. The Indenture governing the Public Notes does not require that we maintain the current level of collateral. We have not entered in to an intercreditor agreement and we do not intend to enter into one in the near term.

In the event of a foreclosure on the collateral under our or our subsidiaries’ secured credit facilities and secured priority lien debt (or a distribution in respect thereof in a bankruptcy or insolvency proceeding), the proceeds from the collateral may not be sufficient to satisfy the Public Notes because such proceeds would, under an intercreditor agreement, first be applied to satisfy our or our subsidiaries’ obligations under our or our subsidiaries’ secured credit facilities and secured priority lien debt. Only after all of our or our subsidiaries’ obligations under our or our subsidiaries’ secured credit facilities and secured priority lien debt have been satisfied will proceeds from the collateral be applied to satisfy our obligations under the Public Notes. In addition, in the event of a foreclosure on the collateral, the proceeds from such foreclosure may not be sufficient to satisfy our obligations under the Public Notes.

Pursuant to the terms of the Indenture governing the Public Notes, we may sell collateral so long as such sales comply with applicable provision of the Indenture governing the Public Notes. Upon any such sale, all or a portion of the membership interests in the subsidiary guarantor sold may no longer constitute collateral.

The membership interest in the subsidiary guarantor pledged as collateral to secure the Public Notes may have limited value at the time of any attempted realization. In particular, in any bankruptcy or similar proceeding, all obligations of the subsidiary guarantor whose membership interest has been pledged must be satisfied before any value will be available to the owner of or the creditor secured by such membership interest. If the subsidiary guarantor whose membership interest has been pledged as collateral has liabilities that exceed its assets, there may be no remaining value in such subsidiary guarantor’s membership interest.

The provisions of an intercreditor agreement relating to the collateral securing the Public Notes limit the rights of holders of the Public Notes with respect to that collateral, even during an event of default.

Under an intercreditor agreement between the trustee as second lien collateral agent, on behalf of the holders of the Public Notes, and the first lien collateral agent, on behalf of the holders of first lien debt, the lenders under our senior credit facility and other holders of first lien debt are generally entitled to receive and apply all proceeds of any collateral to the repayment in full of the obligations under our senior credit facility and under our first lien debt before any such proceeds will be available to repay obligations under the Public Notes. Notwithstanding the foregoing, we have not entered in to an intercreditor agreement and we do not intend to enter into one in the near term.

Furthermore, because the lenders under our or our subsidiaries’ secured credit facilities or secured bank debt will control the disposition of the collateral securing such first lien obligations and the Public Notes, if there were an event of default under the Public Notes, the holders of the first lien obligations could decide, for a specified time period, not to proceed against the collateral, regardless of whether or not there is a default under such first lien obligations. During such time period, unless and until discharge of the first lien obligations, including our senior credit facility, has occurred, the sole right of the holders of the Public Notes will be to hold a lien on the collateral.

Pursuant to an intercreditor agreement, in the event of bankruptcy the collateral agent, on behalf of all noteholders, may be required to support and vote for certain plans of reorganization. This restriction may prevent the collateral agent from supporting plans of reorganization that propose more favorable recoveries with respect to second lien claims with respect to the Public Notes.

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

We cannot guarantee that any lien searches on the membership interests of Holding 1 securing the Public Notes will reveal all existing liens on the membership interests securing the Public Notes. Any existing undiscovered liens could be significant, could be prior in ranking to the liens on the membership interests securing the Public Notes and could have an adverse effect on the ability to realize or foreclose upon the membership interests securing the Public Notes.

The rights of holders of the Public Notes to the collateral securing the Public Notes may be adversely affected by the failure to record or perfect security interests in the collateral and other issues generally associated with the realization of security interests in collateral.

Applicable law requires that a security interest in certain tangible and intangible assets can only be properly perfected and its priority retained through certain actions undertaken by the secured party. The liens in the collateral securing the Public Notes may not be perfected with respect to the claims of the Public Notes if the collateral agent was not able to take the actions necessary to perfect any of these liens on or prior to the date of the issuance of the Public Notes or within a reasonable time thereafter. In addition, even though it may constitute an event of default under the Indenture governing the Public Notes, a third-party creditor could gain priority over one or more liens on the collateral securing the Public Notes by recording an intervening lien or liens. The Indenture governing the Public Notes does not require liens on certain assets to be perfected. In addition, the security interest of the collateral agent is subject to practical challenges generally associated with the realization of security interests in collateral. For example, the collateral agent may need to obtain the consent of third parties and make additional filings. If the collateral agent is unable to obtain these consents or make these filings, the security interests may be invalid and the holders of the Public Notes will not be entitled to the collateral or any recovery with respect thereto. We cannot assure you that the collateral agent will be able to obtain any such consent or make any such filing. We also cannot assure you that the consents of any third parties will be given when required to facilitate a foreclosure on such assets. Accordingly, the collateral agent may not have the ability to foreclose upon those assets and the value of the collateral may significantly decrease.

Bankruptcy laws may limit the ability of the holders of the Public Notes to realize value from the collateral.

The right of the collateral agent to repossess and dispose of the pledged membership interests of the subsidiary guarantor upon the occurrence of an event of default under the Indenture governing the Public Notes is likely to be significantly impaired by applicable bankruptcy law (separate and apart from the limitations set forth in an intercreditor agreement) if a bankruptcy case were to be commenced by or against us before the collateral agent repossessed and disposed of the pledged membership interests.

Under the U.S. Bankruptcy Code, a secured creditor is prohibited from repossessing its security from a debtor in a bankruptcy case, or from disposing of security repossessed from such debtor, without bankruptcy court approval. Moreover, the U.S. Bankruptcy Code permits the debtor to continue to retain and to use collateral (the membership interests) even though the debtor is in default under the applicable debt instruments, provided that the secured creditor is given “adequate protection.” The meaning of the term “adequate protection” may vary according to circumstances, but it is intended in general to protect the value of the secured creditor’s interest in the collateral. Adequate protection may include cash payments or the granting of additional security for any diminution in the value of the collateral, if and at such times as the court in its discretion determines, as a result of the stay of repossession, disposition or any use of the collateral by the debtor during the pendency of the bankruptcy case. Generally, adequate protection payments, in the form of interest or otherwise, are not required to be paid by a debtor to a secured creditor unless the bankruptcy court determines that the value of the secured creditor’s interest in the collateral is declining during the pendency of the bankruptcy case. However, pursuant to the terms of an intercreditor agreement, the holders of the Public Notes may agree not to seek or accept “adequate protection” in certain situations consisting of cash payments and not to object to the incurrence of additional indebtedness secured by liens that are senior to liens granted to the collateral agent for the Public Notes. In view of the lack of a precise definition of the term “adequate protection” and the broad discretionary powers of a bankruptcy court, it is impossible to predict (1) how long payments under the Public Notes could be delayed following commencement of a bankruptcy case, (2) whether or when the trustee could repossess or dispose of the pledged membership interests or (3) whether or to what extent holders of the Public Notes would be compensated for any delay in payment or loss of value of the pledged membership interests through the requirement of “adequate protection.”

In addition to the waiver with respect to adequate protection set forth above, under the terms of an intercreditor agreement, the holders of the Public Notes may also waive certain other important rights that secured creditors may be entitled to in a bankruptcy proceeding. These waivers could adversely impact the ability of the holders of the Public Notes to recover amounts owed to them in a bankruptcy proceeding.

In addition, a bankruptcy court may decide to substantively consolidate us and some or all of our subsidiaries in the bankruptcy proceeding. If a bankruptcy court substantively consolidated us and some or all of our subsidiaries, the assets of each entity would become subject to the claims of creditors of all consolidated entities. This would expose holders of Public Notes not only to the usual impairments arising from bankruptcy, but also to potential dilution of the amount ultimately recoverable because of the larger creditor base. Furthermore, a forced restructuring of the Public Notes could occur through the “cram-down” provisions of the U.S. Bankruptcy Code. Under these provisions, the Public Notes could be restructured over your objections as to their general terms, primary interest rate and maturity.

Any future pledge of collateral in favor of the collateral agent, including pursuant to security documents delivered after the date of the Indenture governing the Public Notes (including the mortgages over the real estate), may also be avoidable by the pledgor (as debtor in possession) or by its trustee in bankruptcy as a preferential transfer under the U.S. Bankruptcy Code and certain state insolvency laws if certain events or circumstances exist or occur, including, among others, if:

●	the pledgor is insolvent at the time of the pledge;

●	the pledge permits the holder of the Public Notes to receive a greater recovery than if the pledge had not been given; and

●	a bankruptcy case or other similar insolvency proceeding is commenced in respect of the pledgor within 90 days following the pledge, or, in certain circumstances, a longer period.

The value of the collateral securing the Public Notes may not be sufficient for a bankruptcy court to grant post-petition interest on the Public Notes in a bankruptcy case of the issuer or any of the guarantors. Should our or the guarantor subsidiary’s obligations under the Public Notes, together with our obligations under our and our subsidiaries’ senior credit facility, secured priority bank debt and any other debt secured by the collateral, equal or exceed the fair market value of the collateral securing the Public Notes, the holders of the Public Notes may be deemed to have an unsecured claim for the difference between the fair market value of the collateral, on the one hand, and the aggregate amount of the obligations under our and our subsidiaries’ secured credit facility, secured priority bank debt and any other secured debt and the Public Notes, on the other hand.

In the event of a bankruptcy, liquidation, dissolution, reorganization or similar proceeding against us or the subsidiary guarantor, holders of the Public Notes will be entitled to post-petition interest under the U.S. Bankruptcy Code only if the value of their security interest in the collateral, taken in order of priority with other obligations secured by the collateral, is greater than the amount of their pre-bankruptcy claim. Holders of the Public Notes may be deemed to have an unsecured claim if our obligations under the Public Notes, together with our and our subsidiaries’ obligations under our and our subsidiaries’ secured credit facilities and secured priority bank debt secured by the collateral, exceed the fair market value of the collateral securing the Public Notes. Holders of the Public Notes that have a security interest in the collateral with a value less than their pre-bankruptcy claim will not be entitled to post-petition interest under the U.S. Bankruptcy Code. The bankruptcy trustee, the debtor-in-possession or competing creditors could possibly assert that the fair market value of the collateral with respect to the Public Notes on the date of the bankruptcy filing (or on the date of confirmation of a chapter 11 plan) was less than the then-current principal amount of the Public Notes. Upon a finding by a bankruptcy court that the Public Notes are under-collateralized, the claims in the bankruptcy proceeding with respect to the Public Notes would be bifurcated between a secured claim equal to the value of the interest in the collateral and an unsecured claim, and the unsecured claim would not be entitled to the benefits of security in the collateral. Other consequences of a finding of under-collateralization would be, among other things, a lack of entitlement on the part of holders of the Public Notes to receive post-petition interest, fees or expenses and a lack of entitlement on the part of the unsecured portion of the Public Notes to receive other “adequate protection” under U.S. bankruptcy laws. In addition, if any payments of post-petition interest were made at the time of such a finding of under-collateralization, such payments could be re-characterized by the bankruptcy court as a reduction of the principal amount of the secured claim with respect to Public Notes. No appraisal of the fair market value of the collateral securing the Public Notes has been prepared in connection with our Registered Offering of the Public Public Notes and, therefore, the value of the collateral agent’s interests in the collateral may not equal or exceed the principal amount of the Public Notes and other secured claims. We cannot assure you that there will be sufficient collateral to satisfy our and the subsidiary guarantor’s obligations under the Public Notes.

The collateral securing the Public Notes is subject to casualty risks.

We are obligated under the Indenture governing the Public Notes to maintain adequate insurance or otherwise insure against hazards as is customarily done by companies having assets of a similar nature in the same or similar localities. There are, however, certain losses that may be either uninsurable or not economically insurable, in whole or in part. As a result, it is possible that the insurance proceeds will not compensate us fully for our losses. If there is a total or partial loss of any of the pledged collateral, we cannot assure you that any insurance proceeds received by us will be sufficient to satisfy all of our secured obligations, including the Public Notes. We may be required to apply the proceeds from any such loss to repay our obligations under the senior credit facility.

There are circumstances other than repayment or discharge of the Public Notes under which the collateral securing the Public Notes and the guarantees will be released automatically, without your consent or the consent of the trustee.

Under various circumstances, collateral securing the Public Notes and the guarantees will be released automatically, including:

●	a sale, transfer or other disposal or liquidation of such collateral in a transaction not prohibited under the Indenture governing the Public Notes;

●	with respect to collateral (membership interests) in the subsidiary guarantor, upon the release of such subsidiary guarantor from its guarantee in accordance with the Indenture governing the Public Notes;

●	as otherwise required under an intercreditor agreement; and

●	to the extent we have satisfied and discharged the Indenture governing the Public Notes.

The guarantee of a subsidiary guarantor will also be released in connection with a sale of such subsidiary guarantor in a transaction permitted under the Indenture governing the Public Notes.

The collateral securing the Public Notes and related guarantees may be diluted under certain circumstances.

The Indenture governing the Public Notes and agreements governing our and our subsidiaries’ secured credit facilities and secured priority bank debt permit us to incur additional secured indebtedness, including other priority lien debt, subject to our compliance with the restrictive covenants in the Indenture governing the Public Notes and the agreements governing our and our subsidiaries’ secured credit facilities and secured priority bank debt at the time we incur such additional secured indebtedness. In addition, Holding 1 may issue additional membership interests from time to time. Such debt secured by the collateral or issuance of additional membership interests of Holding 1 would dilute the value of the note holders’ rights to the collateral.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate office is located at 3535 Factoria Blvd. SE, Suite 500, Bellevue, WA 98006. iCap Enterprises, our affiliate, leases this location, which is approximately 5,600 rentable square feet of office space, from an unaffiliated third party. This lease expires in June 2026. Terms of the office lease provide for a base rent payment of $19,273 per month and a share of the building’s operating expenses such as taxes and maintenance estimated at $1,900 per month. We believe this facility is adequate for our current and near-term future needs.

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

Recent Sales of Unregistered Securities

Since our formation on July 30, 2018, iCap Vault 1 has issued 1,000 membership interests to iCap Vault, LLC, the sole member of iCap Vault 1, in exchange for services rendered by iCap Vault to iCap Vault 1 with a value of $0.01 per unit. The issuance was exempt from registration under Section 4(a)(2) of the Securities Act because the transaction did not involve a public offering. On September 30, 2020, iCap Vault made an additional capital contribution of $1,535,000 into iCap Vault 1 (consisting of $1,150,000 in cash and an assumption by iCap Enterprises, the sole member of iCap Vault, of iCap Vault 1’s indebtedness to an affiliate (iCap Investments, LLC) of $385,000). No additional membership interests were issued by iCap Vault 1 to iCap Vault in connection with this additional capital contribution.

Since July 30, 2018, we have been conducting a private placement to accredited investors of up to $500 million of Private Notes, that is exempt from the registration requirements of the Securities Act pursuant to Rule 506(c) and Regulation S promulgated under the Securities Act. As of March 22, 2022, $396,243,001 of the Private Notes offering is available for issuance.

Private Notes issued during the years ended December 31, 2021 and 2020 totaled $58,302,116 and $8,789,282, respectively. As of March 22, 2022, the amount of the aggregate outstanding principal and accrued interest of the Private Notes is $18,198,638.

In 2021, the Company amended its private placement memorandum to, among other things, appoint a broker-dealer of record in 13 states (Texas, Florida, Arizona, Virginia, Utah, Maryland, Oklahoma, Nebraska, Delaware, West Virginia, Montana, North Carolina and Arkansas), as well as up to eight additional states to be determined from time to time during the term of the Registered Offering. As compensation for these services, the broker-dealer is paid a monthly fee of $8,500 for the 13 states plus an additional $300 per month for each additional state during the term of the Registered Offering. The broker-dealer services offered in this agreement continue to the earlier of (i) the date on which the registration statement relating to the Registered Offering ceases to be effective, (ii) the date on which the Registered Offering has been fully subscribed, or (iii) the date on which the agreement has been unilaterally terminated by either party with a 30-day notice.

In addition, the private placement memorandum was amended in 2021 to modify the interest rates on the Private Notes and introduce an interest premium program that matches the rewards program associated with the Public Notes (see Note 6 of the financial statements). The amendment also allows the original security agreement and guaranty agreement to remain in place, removed the noteholders’ ability to exchange their Private Notes for Public Notes and amended the private placement memorandum to not terminate upon effectiveness of the Registered Offering.

Description of Registered Notes

General

The Public Notes issued in the Registered Offering are senior, secured debt obligations of the Company. The Public Notes are issued under the Indenture, among iCap Vault 1, as issuer, Holding 1, as guarantor, and the Trustee. The terms and conditions of the Public Notes include those set out in the Indenture and those made part of the Indenture by reference to the Trust Indenture Act of 1939. The following is a summary of the material provisions of the Public Notes and the Indenture. For a complete understanding of the Public Notes, you should review the definitive terms and conditions contained in the Public Notes and the Indenture, which include definitions of certain terms used below. A copy of the forms of Public Notes and Indenture have been filed with the SEC as exhibits to the Registration Statement and are available from us at no charge upon request.

The Public Notes are direct obligations of the Company and are guaranteed by Holding 1 and secured by the membership interests in Holding 1. Holding 1 anticipates holding a portfolio of U.S. real estate properties, through wholly owned subsidiaries, and may invest in real estate-related financial instruments. The Public Notes are identical among the holders thereof except for the issue date, principal amount and interest rate. The Public Notes have no stated maturity, are not be subject to any sinking fund and are payable or redeemable at the option of the holder thereof at any time as described below. The Public Notes rank equally and ratably with all of our other senior, secured indebtedness.

The Public Notes do not constitute a savings, deposit or other bank account and are not insured by or subject to the protection of the FDIC, the SIPC or any other federal or state agency or company. The Public Notes are not a money market fund, which are typically diversified funds consisting of short-term debt securities of many issuers, and therefore do not meet the diversification and investment quality standards set forth for money market funds by the 1940 Act.

The Public Notes are issuable in any amount, subject to certain minimums and maximums, and will mature upon the holder’s demand.

Principal Amount

The principal amount of the Public Notes held is equal to all amounts invested in such Public Note, together with accrued interest for investors who opt for reinvestment of interest, less redemptions.

Interest

The Public Notes (including the Public Notes purchased with reinvested interest) accrue a floating rate of interest (the “Floating Rate”) at a rate per annum equal to the Average Savings Account Rate as posted by the FDIC plus 2.00%, reset quarterly on January 1, April 1, July 1, and October 1 of each year based on the Average Savings Account Rate posted by the FDIC on December 15, March 15, June 15, and September 15, respectively, of the prior month. As of March 22, 2022, the Floating Rate equals 2.06%.

In addition to the Floating Rate, we pay investors certain interest rate premiums.

Ranking

The Public Notes are secured general obligations of the Company and rank equally with its other secured and unsubordinated indebtedness from time to time outstanding. The Public Notes are secured debt obligations solely of the Company and are not obligations of, or directly or indirectly guaranteed by, any affiliate of the Company other than Holding 1.

Payment of the principal and interest on the Public Notes ranks equally in right of payment and collateral with all of our existing and future secured indebtedness and, to the extent we incur or acquire unsecured indebtedness in the future, ranks senior in right of payment and collateral to our unsecured indebtedness. The Public Notes rank senior in right of payment to our equity, such as our membership interests/units. The Public Notes are subordinated in the right of payment and collateral to our existing and future secured debt, such as credit facilities or indemnity agreements with surety or insurance companies, which may be entered into by the Company or by Holding 1.

We will continue to conduct a significant portion of our operations through direct and indirect subsidiaries, which generate a substantial portion of our operating income and cash. Contractual provisions, laws or regulations, as well as any subsidiary’s financial condition and operating requirements, may limit our ability to obtain or receive cash from our subsidiaries in order to service our debt obligations, including making payments on the Public Notes. Claims of creditors of our subsidiaries, including secured credit lines, will have priority with respect to the assets and earnings of such subsidiaries over the claims of our creditors, including holders of the Public Notes. Accordingly, the Public Notes will be structurally subordinated to all existing and future obligations of our subsidiaries, including trade creditors of our subsidiaries.

The Public Notes are structurally subordinated to indebtedness or other liabilities of SPE subsidiaries (as our SPE subsidiaries are not guaranteeing the Public Notes). The Indenture does not restrict the ability of our subsidiaries to incur indebtedness.

Optional Redemption by the Company

We may redeem, in our discretion, any Public Note that maintains a principal amount of less than $25 for a period consisting of the three consecutive months immediately following the month in which the principal amount of the Public Note is below $25 as of the last day of the month. The first month your Public Note is below the required minimum, you will be sent a notice informing you that your Public Note will be redeemed at the end of the third month. Unless you have brought your Public Note above the required minimum, your Public Note will automatically be redeemed at the end of the third month.

We may redeem, in our discretion, the portion of a particular Public Note that exceeds $50,000,000.

In addition, we may also redeem, at any time at our option, the Public Notes of any investor who is not or is no longer eligible to invest in the Public Notes as we determine in our sole judgment and discretion.

Further, we may redeem the entire amount of, or any portion of, any of the outstanding Notes in our sole judgment and discretion. Any such partial redemption of outstanding Public Notes may be effected by lot or pro rata or by any other method that is deemed fair and appropriate by us provided that such partial redemption complies with applicable tender offer rules.

In each of the redemption transactions described above, we will remit a payment to you based on the information we have on file for your note in an amount equal to the principal amount of the Public Note, including accrued and unpaid interest less any tax withholding, if applicable, and any other applicable fees. Interest on the redeemed Public Notes accrues to, but does not include, the effective date of the redemption.

Subordination

The Company has the right to subordinate the obligations and the security interests of the Public Notes in the membership interests in Holding 1 to those of a third party lender, if doing so is required by the lender to secure a loan for the benefit of the Company. Holding 1 has the right to subordinate the obligations and guaranty of Holding 1 to those of a third party lender, if doing so is required by the lender to secure a loan for the benefit of Holding 1.

Payment of the principal and interest on the Public Notes will be subordinate in right of payment to all of our third party credit facilities (“Permitted Indebtedness”) to the extent of the value of the assets securing such indebtedness outstanding at any time. The Permitted Indebtedness, if existing, will maintain a position senior to the Public Notes relative to the membership interests in Holding 1 and relative to the repayment of the Public Notes. As of the date of this annual report, we do not have any Permitted Indebtedness outstanding. The Indenture does not restrict our right to incur additional Permitted Indebtedness in the future. No sinking fund will be established to provide for payments on the Public Notes.

In the event that the Public Notes are declared due and payable because of a default under the Indenture, a holder of a Public Note will be entitled to payment only after all principal and interest on all Permitted Indebtedness has been paid, to the extent of the value of the assets securing such indebtedness. Likewise, in the event of our insolvency, bankruptcy or liquidation, or other similar proceeding relating to the Company or to its creditors, as such, or to our property, or in the event of any dissolution or other winding up, whether or not involving insolvency or bankruptcy, then the holders of any Permitted Indebtedness would be entitled to receive payment in full of all principal and interest due to them, to the extent of the value of the assets securing such indebtedness, before the holders of the Public Notes would be entitled to receive any payments.

Guaranty

The payment of principal and interest on the Public Notes are fully and unconditionally guaranteed by our wholly owned subsidiary, Holding 1, but otherwise are not guaranteed by any other person or entity. Therefore, the Public Notes will be structurally subordinated to indebtedness or other liabilities of special purpose entity subsidiaries (as our special purpose entity subsidiaries are not guaranteeing the Public Notes). The indenture does not restrict the ability of our subsidiaries to incur indebtedness.

Collateral

The Public Notes will be secured by a pledge of the membership interests in Holding 1, our direct and wholly-owned subsidiary, that will hold interests in real estate, through wholly owned subsidiaries (Portfolio SPEs), and real estate-based financial instruments. The assets of the Portfolio SPEs will consist primarily of real estate and all other cash and investments they hold in various accounts. The Public Notes’ security interest in the collateral will be subordinated to the security interest in favor of lenders of credit facilities.

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

Events of Default and Notice Thereof

An event of default is generally defined by the Indenture to mean any of the following:

●	the Company’s failure to pay principal or interest on any Public Note upon a request for redemption therefor, which failure continues for 30 days;

●	the Company’s failure to comply with any of its covenants or obligations contained in the Indenture or the Public Notes and, after notice thereof from the Trustee or holders of at least 50% in principal amount of the Public Notes, such failure continues for 60 days;

●	the occurrence of certain events of bankruptcy, insolvency or reorganization.

The Indenture provides that the Trustee will, within 90 days after the occurrence of any default that is continuing and known to the Trustee, give the registered holders of Public Notes notice thereof, but, except in case of a default in the payment of principal or interest, the Trustee may withhold such notice if and for so long as the Trustee in good faith determines that withholding such notice is in the interest of those holders.

Acceleration of Maturity; Rescission and Annulment of Declaration of Default

If an event of default with respect to the Public Notes occurs and is continuing, then in every such case the Trustee or the holders of not less than 50% in the principal amount of the outstanding Public Notes may declare all of the Public Notes to be due and payable immediately, by a notice in writing to the Company (and to the Trustee if given by Holders), and upon any such declaration such principal amount shall become immediately due and payable.

Notwithstanding the foregoing, at any time after such a declaration of acceleration with respect to the Public Notes has been made and before a judgment or decree for payment of the money due has been obtained by the Trustee, the Company, by written notice to the Trustee, may rescind and annul such declaration and its consequences if:

(1)	the Company has paid or deposited with the Trustee a sum sufficient to pay:

a.	the principal amount of the Public Notes which have become due otherwise than by such declaration of acceleration and interest thereon at the rate or rates prescribed therefore in such Public Notes;

b.	to the extent that payment of such interest is lawful, interest upon overdue interest at the rate or rates prescribed therefore in such Public Notes; and

c.	all sums paid or advanced by the Trustee hereunder and the reasonable compensation, expenses, disbursements and advances of the Trustee, its agents and counsel; and

(2)	all events of default with respect to the Public Notes, other than the non-payment of the principal of Securities which have become due solely by such declaration of acceleration, have been cured or waived.

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

Rights on Default

The Trustee, by notice to the Company, or the holders of at least 50% in principal amount of Public Notes, by notice to the Company and the Trustee, may declare the principal of and accrued but unpaid interest on all Public Notes due upon the happening of any of the events of default specified in the Indenture, but the holders of a majority of the outstanding principal amount of Public Notes may waive any default and rescind such declaration if the default is cured within the 30 day period thereafter, except a default in the payment of the principal of or interest on any Public Note. The holders of a majority of the outstanding principal amount of the Public Notes may direct the time, method and place of conducting any proceeding for any remedy available to, or exercising any power or trust conferred upon, the Trustee, but the Trustee may decline to follow any direction that conflicts with law or any provision of the Indenture or is unduly prejudicial to the rights of the other holders of Public Notes or would involve the Trustee in personal liability. Holders may not institute any proceeding to enforce the Indenture unless the Trustee refuses to act for 90 days after request from the holders of a majority of the principal amount of the Public Notes and during that 90-day period the holders of a majority in principal amount do not give the Trustee a direction inconsistent with the request, and tender to the Trustee a satisfactory indemnity. Nevertheless, any holder may enforce the payment of the principal of and interest on that holder’s Public Notes upon a request, therefore.

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

OVERVIEW

iCap Vault 1, LLC, Holding and Holding 1 were formed as Delaware limited liability companies on July 30, 2018, September 27, 2018 and April 28, 2020, respectively. Each of Holding and Holding 1 was formed with the intention of owning one or more standalone subsidiaries which itself will hold real property investments whether directly or through special purpose entities. Additionally, each of Holding and Holding 1 provides guaranties to secured demand noteholders of the Company. Holding provides such a guaranty to holders of the Private Notes, while Holding 1 will provide a guaranty to the Public Notes the Company offers through a registered offering (described below). Holding 1 has not commenced operations and has no assets or liabilities.

We intend to generate revenues on our investments from net rental income on our properties and from price appreciation of properties upon their disposition. For our investment in financial instruments secured by real estate, we intend to generate revenues from the interest income received on such financial instruments. Until we generate revenue sufficient to use for investments, to cover operations and to service debt, we will rely on the proceeds from a $500 million private placement (described in Item 5 above) and a $500 million registered public offering (described in Item 5 above).

Our business plan contemplates continually acquiring income-producing real estate properties and financial instruments related to real properties in selected metropolitan statistical areas in the U.S. (each, a “Portfolio Investment”) that generate a rate of return that is greater than the costs necessary to purchase, finance and service the investment. Although our Portfolio Investments will be anchored to U.S. real estate, we are not a real estate investment trust and do not intend to be treated as such. We have provided a detailed plan for the next twelve (12) months throughout this annual report.

We intend to continue engaging in the following activities:

●	Purchase single, multi-family, and commercial properties that have potential to be or are cash flow positive, meaning properties that have a positive monthly income after all expenses (e.g. mortgages, operating expenses, taxes) and maintenance reserves are paid. In order to determine if a property is “cash flow positive”, the Manager reviews the total gross rent, income, or receipts from the property and subtracts any and all expenses including utilities, taxes, maintenance, and other reserve expenses. If this number is a positive number, the Company will deem the property “cash flow positive.” Depending on how positive the cash flow is or has potential to be, coupled with the estimated market value of the property relative to the purchase price and the potential for price appreciation will determine whether management will purchase the property or not on behalf of the Company.

●	Purchase additional properties or make other real estate investments that relate to varying property types including office, retail and industrial properties. Such property types may include operating properties and properties under development or construction and may be purchased from affiliates of the Company.

●	Invest in any opportunity our Manager deems appropriate within the confines of the market, marketplace and economy so long as those investments are real estate related and within the investment objectives of the Company, including, but not limited to, real estate-based financial instruments, such as loans or investment funds that invest in real estate. To this end, the Company may invest in financial instruments that bear a relation to real estate, such as preferred equity, common equity, or loan instruments that are secured or unsecured by the properties, investments into real estate operating companies, real estate holding companies, pooled investment funds, some of which may be affiliates of the Company or its Manager or entities with whom management of the Company has had prior relationships.

Portfolio Investments may be held directly by the Company or held in a standalone wholly owned limited liability company (a “Portfolio SPE”) and one or more Portfolio SPEs may be held by a holding company that is wholly owned by the Company, rather than by the Company directly. The rental and interest income earned allows us to provide a rate of return to investors who acquire the Notes. The Public Notes will be secured by the membership interests in Holding 1. The Private Notes are secured by the membership interest in Holding. The Company’s business plan targets primarily income-producing properties and seeks to acquire the properties debt-free, and the Company expects to generate income from the financial instruments that it may hold. The Portfolio Investments will serve as collateral for one or more credit facilities entered into by the Company or an affiliate of us.

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

At December 31, 2021, the Company has the following Portfolio Investments:

●	$3.5 million note receivable from Colpitts Sunset LLC (“Colpitts”), an affiliated entity – Note bears interest at 10% per annum, is secured by a deed of trust on property owned by Colpitts and is due April 1, 2023. Principal plus accrued and unpaid interest was $3,739,777,
●	$2.0 million note receivable from minority co-owners of an affiliated entity – Note bears interest at 8% per annum, is secured by a deed of trust on property owned by the borrower and is due April 23, 2022. Principal net of a holdback reserve was $1,948,000,
●	$2.7 million note receivable from 725 Broadway, LLC (“725 Broadway”), an affiliated entity – Note bears interest at 10% per annum, is secured by a deed of trust on property owned by 725 Broadway and is due December 1, 2022. The outstanding principal plus accrued interest from this facility was $2,647,429 net of a holdback reserve of $133,988.
●	$2.0 million note receivable from CS2 Real Estate Development, LLC (“CS2”), an affiliated entity – Note bears interest at 12% per annum, is secured by a deed of trust on property owned by CS2 and is due September 1, 2022. Principal plus accrued and unpaid interest was $2,058,000.
●	Six townhomes (VH Willows) - VH Willows was acquired during 2021 from a commonly controlled affiliate for $3,420,000.
●	Five townhomes (VH 1121 14th LLC) - VH 1121 14th, LLC was acquired in November 2021 from a commonly controlled affiliate for $3,917,436.

In addition, during the fourth quarter of 2021, the Company purchased a 10% note receivable for $1,069,895. This note was secured by a deed of trust and was purchased from an entity affiliated by common control. The note plus accrued interest of $3,372 was repaid on December 22, 2021.

For the years ended December 31, 2021 and 2020, we generated minimal revenues, reported a net loss of $1,263,347 and $1,121,160, respectively, and had cash flow used in operating activities of $1,227,899 and $1,323,486, respectively. As of December 31, 2021, we had member’s deficit of $2,126,697.

Recent Financings

During the year ended December 31, 2021, we issued $10,989,983 and $58,302,116 of the Public Notes and Private Notes, respectively. During the period from January 1, 2022 through March 22, 2022, we issued $4,502,770 and $22,089,813 of the Public Notes and Private Notes, respectively. As of March 22, 2022, the aggregate principal and unpaid interest of Public Notes and Private Notes is $19,897,034.

Refer to Item 5, Market for Registrant’s Common Equity, related Stockholder Matters and Issuer Purchase of Equity Securities, for presentation of capital raises from our Registered Offering and private placement.

Recent Developments

COVID-19

The COVID-19 pandemic has caused significant economic dislocation in the United States, resulting in an unprecedented slow-down in economic activity. The economic effects, including disruptions to the global supply chain, of the COVID-19 outbreak have had a destabilizing effect on financial markets, key market indices, and overall economic activity. The spread of the coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be fully controlled and abated.

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

We lack the comparative historical financial information about the Company since our operations did not commence until after the start of the COVID-19 pandemic. Accordingly, although management believes that COVID-19, along with other macro-economic factors, were contributing factors to our business and results of operations to date, management is unable to measure the actual impact of COVID-19 on our business as of the date of this annual report on Form 10-K

Capital Contribution

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

Acquisitions

Lynwood Property

On March 11, 2022, VH Senior Care LLC (“Senior Care”) entered into a Residential Purchase and Sale Agreement (the “Lynwood Purchase Agreement”) by and between Senior Care and unaffiliated Sellers (the “Lynwood Sellers”). Senior Care is a wholly owned subsidiary of Holding. Pursuant to the terms of the Lynwood Purchase Agreement, Senior Care agreed to purchase from the Lynwood Sellers certain real property located at 1226 160th St. SW, Lynnwood, WA 98087 (the “Lynnwood Property”) for a purchase price of $1,775,000. The Lynwood Purchase Agreement is subject to Senior Care’s review of a preliminary commitment for title insurance, together with any easements, covenants, conditions and restrictions of record.

On March 21, 2022, Senior Care entered into a Lease Agreement (the “Lynwood Lease”) with AFH Senior Care C Corp. (“AFH”). Pursuant to the terms of the Lynwood Lease, AFH agreed to lease the Lynwood Property from Senior Care, beginning on the date that the Lynwood Property is conveyed to Senior Care, and continuing through March 31, 2027, subject to extension or earlier termination as set forth in the Lynwood Lease. If the Lynwood Lease does not commence on or before April 17, 2022, either party may terminate the Lynwood Lease with at least 30 days’ notice. The monthly rent is $11,717 for the first 12 months. Thereafter, effective as of each anniversary of the commencement date of the Lynwood Lease, the base rent will increase to an amount equal to 103% of the base rent in effect immediately prior to the adjustment.

Burien Property

On March 14, 2022, Senior Care entered into a Residential Purchase and Sale Agreement (the “Burien Purchase Agreement”) by and between Senior Care and unaffiliated Sellers (the “Burien Sellers”). Pursuant to the terms of the Burien Purchase Agreement, Senior Care agreed to purchase from the Burien Sellers certain real property located at 302 SW 146th St., Burien, WA 98166 for a purchase price of $1,000,000. The Burien Purchase Agreement is subject to Senior Care’s review of a preliminary commitment for title insurance, together with any easements, covenants, conditions and restrictions of record.

On March 21, 2022, Senior Care entered into a Lease Agreement (the “Burien Lease”) with AFH. Pursuant to the terms of the Burien Lease, AFH agreed to lease the Burien Property from Senior Care, beginning on the date that the Burien Property is conveyed to Senior Care, and continuing through March 31, 2027, subject to extension or earlier termination as set forth in the Burien Lease. If the Burien Lease does not commence on or before April 17, 2022, either party may terminate the Burien Lease with at least 30 days’ notice. The monthly rent is $8,000 for the first 12 months. Thereafter, effective as of each anniversary of the commencement date of the Burien Lease, the base rent will increase to an amount equal to 103% of the base rent in effect immediately prior to the adjustment.

Plan of Operations

We believe we will need at least $1,500,000 of working capital during the next 12 months for management fees, professional fees and other operating expenses. In addition, we will need funding for our continued investment in revenue generating real estate properties. We will rely primarily on funds raised from both the registered offering and from our private placement to fund these uses in 2022. To a lesser extent, we will rely on income from our existing investment properties and financial instruments.

As of December 31, 2021, we have an aggregate $8,979,766, including restricted cash of $2,026,172 available for operations and investment from both the public and private offerings. Our strategy contemplates the ability to invest in financial instruments collateralized by or involved in real estate operations; however, we intend to focus primarily on investing in revenue generating properties. We are currently in competitive bidding scenarios to obtain additional investment properties and plan to continue acquiring revenue generating properties during 2022.

Acquisitions will depend highly on our funds, the availability of those funds, availability of assets that meet our investment criteria and the size of the assets to be acquired. There can be no assurance that we will be able to successfully complete such acquisitions.

RESULTS OF OPERATIONS

Results of Operations for the Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

Revenues

Revenues during 2021 were generated from our portfolio investments. Interest income of $524,748 was generated by issued and acquired interest bearing affiliated notes receivable. Rental income of $136,550 was generated by the acquisitions of investment rental real estate properties during the year ended December 31, 2021. The Company had no revenues during the year ended December 31, 2020.

Operating Expenses

Operating expenses for the year ended December 31, 2021 were $1,512,775 as compared to $1,100,663 for the year ended December 31, 2020 due to the expansion of operations primarily attributable to Company’s issued and acquired portfolio investments during 2021. General and administrative expenses were $1,371,816 as compared to $929,548 for the year ended December 31, 2021. The increase was primarily attributable to increases in computer, professional fees, commissions, and depreciation expenses totaling $397,036 primarily attributable to the Registered Offering and the growth of the portfolio investments. The increase in management fees of approximately $127,000 were directly related to the issuance of demand notes, net of redemptions during the year. The Company’s impairment of computerized software of $157,143 recorded for the year ended December 31, 2020 offset the overall increase in operating costs.

Other Expenses, net

Interest expense, net increased to $411,870 for the year ended December 31, 2021 as compared to $20,497 for the year ended December 31, 2020. The increase in interest expenses is attributable to the issuances of Public and Private Notes during year ended December 31, 2021, net of redemptions.

Net Loss

Net loss for the year ended December 31, 2021 was $1,263,347 as compared to a net loss of $1,121,160 for the year ended December 31, 2020. The unfavorable net loss variance of $142,187 was generated by the increase in interest expense of $391,373 attributable to the issuance of Private Notes and Public Notes, which offset the overall decrease in operating loss of $249,186. The loss from operations favorable variance of $249,186 was driven by the interest and rental income from issuances of affiliated notes receivable and acquired rental real estate that also resulted in increases in professional fees, commissions and other operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

For the years ended December 31, 2021 and 2020, we generated minimal revenues, reported a net loss of $1,263,347 and $1,121,160, respectively, and had cash flow used in operating activities of $1,227,899 and $1,323,486, respectively. As of December 31, 2021, we had member’s deficit of $2,126,697. As a result of recurring losses, limited cash and insufficient revenue to cover our operating costs and debt service, management believes there is a substantial doubt regarding our ability to continue as a going concern. The Company doesn’t have sufficient cash for the following twelve months as of the issuance date of the accompanying consolidated financial statements. Our auditors concur with this assessment and have added a point of emphasis in the independent auditors’ report to the consolidated financial statements for the years ended December 31, 2021 and 2020 included in this annual report.

Since our inception, we have generated minimal revenues and expect to rely on capital raised in the issuances of the Notes to cover the costs associated with establishing and expanding Company operations, marketing expense, and acquisition related costs. We intend to use the majority of the proceeds from the Notes for the acquisition of Portfolio Investments. However, closing and other acquisition related costs such as title insurance, professional fees and taxes will likely require cash. We do not have the ability to quantify any of the expenses as they will all depend on size of deal, price, and place versus procuring new financing, due diligence performed (such as appraisal, environmental, property condition reports), legal and accounting, etc.

Currently, our primary source of liquidity is $1.0 billion from our registered and private offerings discussed in Item 5 of this document (collectively the “offerings”). As of March 22, 2022, we have approximately of $881 million available for offerings of new subscriptions that will fund operations and new portfolio investments in income producing real estate properties and financial instruments. In addition, the Company may leverage its portfolio investments to provide additional liquidity. During 2022, the Company borrowed $5,985,000 against its investment properties pursuant to notes payable that are due February 2023 (see Note 4 of the accompanying consolidated financial statements).

The following table sets forth a summary of our net cash flows for the periods indicated:

	For the Year Ended	For the Year Ended
	December 31, 2021	December 31, 2020
Net cash flows from total operating activities	$(1,227,899)	$(1,323,486)
Net cash flows from total investing activities	$(16,168,883)	$(1,184,518)
Net cash flows from total financing activities	$25,263,779	$2,696,460

The Company used cash in operating activities of $1,227,899 for the year ended December 31, 2021 as compared to $1,323,486 for the year ended December 31, 2020. The overall decrease in the use of cash is primarily attributable to the net loss of $1,263,347 and accrued interest earned on affiliated notes receivable of $521,376 offset by the accrued interest on Private Notes and Public Notes of $412,350 and an increase in related party payables of $76,817.

The Company used cash in investing activities of $16,168,883 for the year ended December 31, 2021, as compared to cash used in investing activities of $1,184,518 for the year ended December 31, 2020. Net cash used in investing activities for the year ended December 31, 2021 consisted of the issuance and purchases of related party notes of $9,000,598, the purchase of investment properties of $7,337,436 and collections of related party receivables of $169,151. Net cash used in investing activities for the year ended December 31, 2020 consisted of issuance of related party notes of $864,032, advances to related parties of $163,343 and development of internal-use software of $157,143.

The Company had net cash provided by financing activities during the year ended December 31, 2021 of $25,263,779 as compared to $2,696,460 for the year ended December 31, 2020. During the year ended December 31, 2021, the Company received $59,149,096 of proceeds from the issuance of Private Notes and Public Notes and repaid $33,885,317 of Private Notes and Public Notes. During the year ended December 31, 2020, the Company received $8,179,517 of proceeds from the issuance of Private Notes and repaid $6,633,057 of Private Notes. Additionally, the Company received from iCap Enterprises, an affiliated entity, a capital contribution of $1,150,000 during the year ended December 31, 2020.

Assets

At December 31, 2021 and 2020, we had total assets of $25,979,143 and $2,154,789, respectively. The increase was attributable to issuances of the Notes that generated an increase of cash and restricted cash of $6,065,086 and $1,801,911, respectively and funding for issuances of affiliate notes receivable that increased $9,521,974 and acquisitions of investment property of $6,575,789, net of accumulated depreciation, during the year ended December 31, 2021.

Liabilities

At December 31, 2021 and 2020, we had total liabilities of $28,105,840 and $2,297,381, respectively. The increase was primarily due to the issuance of the Notes and interest of $59,149,096 and $412,350, respectively offset by the redemptions the Notes of $33,885,317.

Off-Balance Sheet Arrangements

As of March 22, 2022, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

CRITICAL ACCOUNTING POLICIES

Management believes the estimates and judgments most critical to the preparation of our consolidated financial statements and to the understanding of our reported financial results include those made in connection with impairment of our tangible and intangible assets including notes receivable, investment properties and finite-lived intangible assets and our evaluation of whether the Company can continue as a going concern. Management evaluates our policies and assumptions on an ongoing basis.

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

Management reviews finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Indicators include but are not limited to a significant decrease in the market value of an intangible asset group or if there are material differences between operating results and the Company’s forecasted expectations. If indicators arise, management evaluates the asset group’s recoverability by comparing the estimated undiscounted future cash flows resulting from the use of the asset group and its eventual disposition to the carrying value of the asset group. If the carrying value of the asset group exceeds the undiscounted cash flows, management estimates the fair value of the asset group using appropriate fair value techniques. If the carrying value of the asset group exceeds the estimated fair value, an impairment charge of such excess is recorded.

For a description of our going concern analysis, refer to the Liquidity and Capital Resources section in this Management Discussion & Analysis.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to Pages F-1 through F-15 comprising a portion of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021. Based upon such evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2021, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Management’s Report on Internal Control Over Financial Reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021. Our management’s evaluation of our internal control over financial reporting was based on the 2013 framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of December 31, 2021, our internal control over financial reporting was not effective.

The ineffectiveness of our disclosure controls and procedures was due to the following material weaknesses which we identified in our internal control over financial reporting: (1) the lack of formalized internal control policies and procedures as it relates to financial reporting and (2) a lack of sufficient resources necessary to provide adequate segregation of duties related to the preparation and review of financial information used in financial reporting and review of controls over the financial reporting process. We have initiated and are continuing to recruit and hire additional accounting and financial personnel, establish policies and procedures for timely and accurate financial reporting, upgrade our internal accounting systems and make various other efforts to remediate these weaknesses in our internal control. Management understands and appreciates the need to rapidly establish an effective system of internal controls over financial reporting. Until such time as we expand our staff to include additional accounting personnel with the appropriate level of knowledge, it is likely we will continue to report material weaknesses in our internal control over financial reporting.

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

This annual report does not include an attestation report of our independent registered public accounting firm pursuant to the rules of the SEC for smaller reporting companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

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

Compensation of the Manager and Reimbursement

In return for the provision of the services by the Manager to iCap Vault 1, LLC and Vault Holding 1, LLC and for the other actions of the Manager under the Operating Agreements, iCap Vault 1, LLC will pay iCap Vault Management, LLC an annual management fee (“Management Fee”) equal to (i) 1.30% of the outstanding aggregate principal balances of the Public Notes and (ii) 1.00% of the outstanding aggregate principal balance of the Private Notes offered pursuant to that certain Private Placement Memorandum of the Company dated October 1, 2018. The Management Fee will be paid in arrears on the last day of each calendar quarter and will be calculated on the average daily outstanding principal balances of the Notes and during the applicable quarter.

The Manager or an affiliate of the Manager may elect to pay any Company expenses, in which event the Company will reimburse such party for those out-of-pocket costs. The amount of reimbursable cost incurred to date is approximately $423,000. Additionally, in the event any personnel of the Manager or its affiliates perform any professional service for the Company, the Company shall pay the Manager or such affiliate(s) for such services at rates that are no higher than is standard in the market.

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

Executive Officers and Managers of iCap Vault 1, LLC and Vault Holding 1, LLC and Members of the Board of Managers of the Manager

As of the date of this filing, the executive officers and managers of iCap Vault 1, LLC and Vault Holding 1, LLC and members of the Board of Managers of the Manager are as follows:

Name	Age	Position
Chris Christensen	46	Chief Executive Officer and a manager of iCap Vault 1, LLC and Vault Holding 1, LLC; Board Member of Manager

Jim Christensen	37	Chief Operating Officer and a manager of iCap Vault 1, LLC and Vault Holding 1, LLC; Board Member of Manager

Francis Gannon	54	Chief Financial Officer and a manager of iCap Vault 1, LLC and Vault Holding 1, LLC; Board Member of Manager

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

Francis Gannon. Mr. Gannon has served as Chief Financial Officer and a manager of the Company since September 17, 2021. He has also served as Chief Financial Officer and member of the Manager’s board of managers since September 17, 2021. Mr. Gannon has been a Certified Public Accountant since 1991 and is a member of the American Institute of Certified Public Accountants and Pennsylvania Institute of Certified Public Accountants. Mr. Gannon has extensive experience in accounting, auditing, financial reporting, business and financial analysis, and accounting and operational process development, including U.S. GAAP, IFRS and SEC reporting. Most recently, Mr. Gannon was the Chief Financial Officer of Foresters Financial Services, Inc., a financial services complex which included five operating companies: a broker-dealer, investment manager, registered investment advisor, transfer agency and a life insurance company. He served as Chief Financial Officer of Foresters Financial Services, Inc. from 2013 to 2021. Mr. Gannon is a graduate of LaSalle University, where he received his Bachelor of Science in Accounting. Mr. Gannon does not hold, and has not previously held, any directorships in any reporting companies.

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

ITEM 11. EXECUTIVE COMPENSATION

The Manager and its affiliates will receive certain fees and expense reimbursements for services relating to our registered offering and private placements and the acquisition, maintenance and sale of real estate constituting the Portfolio Investments. The items of compensation are summarized below. Neither the Manager nor their affiliates will receive any selling commissions or dealer manager fees in connection with the offer and sale of the Notes.

The following table sets forth the form of compensation and the recipient of such compensation together with the determination of the amount and the estimated amount.

Form of Compensation and Recipient	Determination of Amount	Estimated Amount
Annual Fund Management fee paid to our Manager	In return for the provision of the services by Manager and for the other actions of the Manager under the Operating Agreements, the Company will pay the Manager an annual management fee.	Annual management fee (“Management Fee”) equal to (i) 1.30% of the outstanding aggregate principal balances of the Public Notes and (ii) 1.00% of the outstanding aggregate principal balance of the Private Notes. The Management Fee will be paid in arrears on the last day of each calendar quarter and will be calculated on the average daily outstanding principal balances of the Notes during the applicable quarter.

Underwriting Fees paid to our Manager	The Manager may charge the Company or any of its subsidiaries an underwriting fee to cover the costs of due diligence and underwriting involved in closing a real estate purchase or disposition. The underwriting fee will be paid at the time of purchase or disposition and will be non-refundable.	Actual amounts are dependent upon the costs of due diligence and underwriting involved in closing a real estate purchase or disposition and we cannot determine these amounts at the present time. However, we expect the fee to generally be less than $10,000 per transaction.

Guarantor Fee paid to any guarantor of debt or other obligations (excluding the guarantee of the Public Notes)	If the Manager, or an affiliate of the Manager or the Company, guarantees or provides indemnification, whether personally or otherwise, on a loan, bond or other obligation of the Company or any of its subsidiaries, such guarantor will be entitled to receive from the benefiting entity an annual fee equal to 1% of the total amount of the credit facility, bond amount, indemnification contract or other obligation subject to the guarantee. Notwithstanding the foregoing, this annual fee is not intended to apply to the guarantee of Vault Holding 1 of the Public Notes and, therefore, no annual fee shall be payable to Vault Holding 1 for guaranteeing the Public Notes.	Annual fee equal to 1% of the total amount of the credit facility, bond amount, indemnification contract, or other obligation subject to the guarantee. Notwithstanding the foregoing, this annual fee is not intended to apply to the guarantee of Vault Holding 1, LLC of the Public Notes and, therefore, no annual fee shall be payable to Vault Holding 1, LLC for guaranteeing the Public Notes.

Reimbursement of Expenses paid to our Manager	The Manager may elect to pay any of the Company expenses, in which event the Company will reimburse the Manager for those out-of-pocket costs.	Actual amounts are dependent upon the amount and timing of payments received and we cannot determine these amounts at the present time.

Compensation of Executive Officers of Manager

We do not have any employees nor do we intend to hire any employees who will be compensated directly by us. Each of the executive officers of the Manager receive compensation for his or her services, including services performed for us on behalf of the Manager, from iCap Enterprises. As executive officers of the Manager, these individuals will serve to manage our day-to-day affairs and acquire, maintain, promote and sell the assets constituting the Portfolio Investments. Although we will indirectly bear some of the costs of the compensation paid to these individuals, through fees we pay to the Manager, we do not intend to pay any compensation directly to these individuals.

Compensation of the Manager’s Board of Managers

We do not compensate anyone on the Board of Managers of the Manager.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

iCap Vault 1, LLC

The following table sets forth information about the current beneficial ownership of iCap Vault 1, at March 22, 2022 for:

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

	Membership Interests Beneficially Owned
Name of Beneficial Owner	Number	Percent
Named Executive Officers of iCap Vault 1, LLC and Board of Managers of the Manager:
Chris Christensen, Chief Executive Officer(1)(2)	1,000	100%
Jim Christensen, Chief Operating Officer(1)	-	0%
Francis Gannon, Chief Financial Officer (1)	-	0%
All executive officers and Members of the Board of Managers of the Manager as a group (3 persons)	1,000	100%

5% holders:
iCap Vault, LLC(3)	1,000	100%

(1)	All named individuals are also members of the Board of Managers of the Manager.

(2)	Chris Christensen indirectly beneficially owns 1,000 membership interests in iCap Vault 1, LLC, representing 100% of the membership interests in iCap Vault 1, LLC. In light of this beneficial ownership, Mr. Christensen has the power to vote and dispose of 100% of the membership interests of iCap Vault 1, LLC and controls iCap and iCap Vault 1, LLC.

(3)	iCap Vault, LLC directly beneficially owns 1,000 membership interests in iCap Vault 1, LLC, representing 100% of the membership interests in iCap Vault 1, LLC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We are subject to various conflicts of interest arising out of our relationship with our Manager and its affiliates. These conflicts are discussed below and this section is concluded with a discussion of the corporate governance measures we have adopted to mitigate some of the risks posed by these conflicts.

In addition to the compensation arrangements discussed in the section titled Item 11 of this Form 10-K, the following is a description of each transaction since January 1, 2020 and each currently proposed transaction in which:

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

Funding of iCap

Chris Christensen is the individual responsible for funding iCap Enterprises and is also able to control the activities of all of the iCap Enterprises entities as well as our Company. Mr. Christensen is also the Chief Executive Officer and a manager of iCap Vault 1, LLC, Holding, and Holding 1 and a member of the Board of Managers of our Manager. He owns a majority interest in the entities that control iCap Vault 1, LLC, Holding, and Holding 1 and has the ability to select or replace members of the Board of Managers of our Manager, as well as any officers of iCap Vault 1, LLC, Holding, and Holding 1 and our Manager.

Operating Agreement and Fees Paid to Affiliates

In return for the provision of the services by Manager and for the other actions of the Manager under the Operating Agreements, the Company will pay the Manager an aggregate annual management fee equal to (i) 1.30% of the outstanding aggregate principal balances of these Public Notes and (ii) 1.00% of the outstanding aggregate principal balance of the Private Notes offered pursuant to that certain Private Placement Memorandum of the Company dated October 1, 2018. The Management Fee will be paid in arrears on the last day of each calendar quarter and will be calculated on the average daily outstanding principal balances of the Notes and during the applicable quarter. There were $140,959 and $13,972 in management fees incurred during the years ended December 31, 2021 and 2020, respectively.

In return for listing services in connection with the 2021 acquisition of VH 1121 14th, LLC, the Company paid $38,750 of commissions to an affiliate.

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

Beneficial Owner of Affiliated Entities

Chris Christensen is the indirect beneficial owner of all of the iCap Enterprises affiliated entities. Mr. Christensen is the individual responsible for funding iCap Enterprises and is also able to control the activities of all of the iCap Enterprises’ entities as well as iCap Vault 1, LLC, Holding 1 and the Manager. Mr. Christensen could have conflicts with his personal real estate investments and the collection of real estate constituting Portfolio Investments, or Mr. Christensen could simply stop funding iCap Enterprises and cause it to cease to exist.

Our Affiliates’ Interests in Other iCap Entities

General

The officers and board members of the Manager and the key professionals of iCap Enterprises who perform services for us on behalf of the Manager are also officers, board members, managers, and/or key professionals of iCap Enterprises and other iCap Enterprises’ entities. These persons have legal obligations with respect to those entities that are similar to their obligations to us. In the future, these persons and other affiliates of iCap Enterprises may organize other real estate acquisition programs and acquire for their own account real estate. In addition, iCap Enterprises may grant equity interests in the Manager, iCap Enterprises, or any of the iCap Enterprises’ subsidiaries to certain management personnel performing services.

Allocation of Our Affiliates’ Time

We rely on iCap Enterprises and its key professionals who act on behalf of the Manager, including Chris Christensen and Jim Christensen for the day-to-day operations of our business. Messrs. Chris Christensen and Jim Christensen are also the Chief Executive Officer and Chief Operating Officer of the Manager, respectively, and are officers of the other iCap Enterprises’ entities. As a result of their interests in other iCap Enterprises’ entities, their obligations to other investors and the fact that they engage in and will continue to engage in other business activities on behalf of themselves and others, they will face conflicts of interest in allocating their time among us, the Manager and other iCap Enterprises’ entities and other business activities in which they are involved. However, we believe that they will devote adequate time to the Company. We also believe that the Manager and its affiliates have sufficient professionals to fully discharge their responsibilities to the iCap Enterprises’ entities for which they work.

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

Holding entered into a $2,000,000 loan agreement on April 23, 2021 with individuals who are minority co-owners of an affiliated entity, in exchange for a promissory note bearing 8% interest and secured by a deed of trust on property owned by the borrower. Through December 31, 2021, $2,000,000 of the note was distributed, of which $52,000 was retained by the Company as an interest reserve. From the initial draw on this facility, $150,000 was held as interest reserve by the Company. As of December 31, 2021, the total amount of the note outstanding, net of the interest reserve, was $1,948,000. Interest income of $98,000 was recognized for the year ended December 31, 2021.

On October 13, 2020, Holding entered into a loan agreement with Colpitts Sunset, LLC, an affiliated entity, in exchange for a promissory note secured by a deed of trust on property owned by Colpitts Sunset, LLC. The promissory note bears interest at 10% per annum and was amended to increase the maximum available under the facility and its maturity date on January 14, 2021 and again on April 15, 2021. The January 14, 2021 amendment extended the maturity date to June 30, 2021 and increased the total available principal from the facility to $1,500,000 of the note. The April 15, 2021 amendment extended the maturity date to April 1, 2023 and increased the total available principal from the facility to $3,500,000 of the note. Outstanding principal plus accrued interest from this facility was $3,739,777 and $871,232 as of December 31, 2021 and 2020, respectively, of which $291,160 and $7,200, respectively, of interest has been accrued. The Company recognized interest income of $283,959 and $7,200 related to this note, as amended, for the years ended December 31, 2021 and 2020, respectively.

On May 17, 2021, Holding entered into $1,200,000 loan agreement with 725 Broadway, LLC, an affiliated entity, in exchange for a promissory note secured by a deed of trust on property owned by 725 Broadway, LLC. The note bears interest at 10% per annum and matures December 1, 2022. On December 4, 2021, Holding entered into an amendment to the loan agreement to increase the amount outstanding to $2,700,000. Outstanding principal plus accrued interest from this facility was $2,647,429, net of a holdback reserve of $133,988, on December 31, 2021. The Company recognized interest income of $81,417 related to this note for the year ended December 31, 2021.

On September 30, 2021, Holding entered into a $2,000,000 loan agreement with CS2 Real Estate Development, LLC (“CS2”), an affiliated entity, in exchange for a promissory note secured by a deed of trust on property owned by CS2. The note bears interest at 12% per annum and matures on September 1, 2022, which date can be extended by written request from CS2, for up to two additional three-month periods. As of December 31, 2021, the total amount of principal plus accrued interest outstanding under this note was $2,058,000. The Company recognized interest income of $58,000 related to this note for the year ended December 31, 2021.

On October 15, 2021, Holding purchased a note receivable that was secured by a deed of trust from iCap Brislawn, LLC, an entity that is owned by iCap Northwest Opportunity Income Fund LLC, an affiliated entity, for $1,069,895. The note bore interest at 10% and was repaid with interest for $1,073,267 by December 31, 2021.

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

Certain Conflict Resolution Measures

Other Operating Agreement Provisions Relating to Conflicts of Interest

Our Operating Agreements contain other restrictions relating to conflicts of interest including the following:

Term of the Manager. Our Operating Agreements provides that the Manager will serve as our manager, but that the Manager may be removed or replaced by a vote of the members holding a majority of the units.

Other Related Party Transactions

As of December 31, 2021 and December 31, 2020, the Company holds related party receivables of $1,440 and $170,591, respectively. These receivables are related to payments of expenses made on behalf of affiliated entities. These receivables are non-interest bearing and are due on the Company’s demand of payment.

Amounts due to affiliated entities inclusive of direct expenses paid by affiliated entities, and management fees accrued, are included in the related party payables of $84,461 and $7,644 on the consolidated balance sheets at December 31, 2021 and 2020, respectively. These payables are non-interest bearing and due on the affiliated companies’ demand of payment. At December 31, 2021 and 2020 there exists a concentration of payables to related parties of approximately 45% and 14%, respectively.

The Company purchased investment properties from affiliated entities under common control for an aggregate purchase price of $7,337,436 with a carrying value of $6,616,678 during the year ended December 31, 2021. The excess of the purchase price over the carrying value of the investments increased member’s deficit by $720,758.

The table below represents Private Notes issued to management and affiliated entities

	December 31, 2021	December 31, 2020
Chief Executive Officer (CEO)	$1,073	$1,051
iCap International Investments, LLC (joint venture controlled by the CEO)	10,159,918	-
Employees of affiliated entities	1,133	875
Total related party Private Notes	$10,162,124	$1,926

Additionally, other non-key management employees of affiliated entities held $93,261 and $19,342 of the Private Notes and Public Notes, which are included in the private and public placement demand notes on the consolidated balance sheets as of December 31, 2021 and 2020, respectively.

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

The Manager does not have independent managers on its Board of Managers.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of fees paid or to be paid to Friedman LLP, for services rendered.

Fees	Year Ended December 31, 2021	Year Ended December 31, 2020
Audit Fees	$118,650	$130,773
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$118,650	$130,773

Audit Fees. Audit fees consisted of the fees billed for professional services rendered for the audit of our annual consolidated financial statements and the reviews of the interim unaudited condensed consolidated financial statements.

Audit-Related Fees. During the 2021 and 2020 fiscal years, our independent registered public accountants did not provide any assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements that are not reported under the caption “Audit Fees” above. Therefore, there were no audit-related fees billed or paid during the 2021 and 2020 fiscal years.

Tax Fees. Tax fees consists of fees billed for professional services rendered for tax compliance, tax advice and tax planning. Included in such tax fees were fees for preparation of our tax returns and consultancy and advice on other tax planning matters. As our independent registered public accountants did not provide any services to us for tax compliance, tax advice and tax planning during the years ended December 31, 2021 and 2020, no tax fees were billed or paid during those years.

All Other Fees. Our independent registered public accountants did not provide any products and services not disclosed in the table above during the 2021 and 2020 fiscal years. As a result, there were no other fees billed or paid during those years.

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

EXHIBIT INDEX

Exhibit	Description
3.1	Certificate of Formation of iCap Vault 1, LLC dated July 30, 2018 (incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 1 to iCap Vault 1, LLC’s Registration Statement on Form S-11 (File No. 333-236458) filed with the SEC on May 14, 2020)

3.2	Limited Liability Company Operating Agreement of iCap Vault 1, LLC dated August 1, 2018 (incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 1 to iCap Vault 1, LLC’s Registration Statement on Form S-11 (File No. 333-236458) filed with the SEC on May 14, 2020).

3.3	Amended and Restated Limited Liability Company Operating Agreement of iCap Vault 1, LLC (incorporated by reference to Exhibit 3.3 to Pre-Effective Amendment No. 5 to iCap Vault 1, LLC’s Registration Statement on Form S-11 (File No. 333-236458) filed with the SEC on September 18, 2020).

3.4	Certificate of Formation of Vault Holding 1, LLC dated April 28, 2020 (incorporated by reference to Exhibit 3.4 to Pre-Effective Amendment No. 1 to iCap Vault 1, LLC’s Registration Statement on Form S-11 (File No. 333-236458) filed with the SEC on May 14, 2020).

3.5	Limited Liability Company Operating Agreement of Vault Holding 1, LLC dated April 28, 2020 (incorporated by reference to Exhibit 3.5 to Pre-Effective Amendment No. 1 to iCap Vault 1, LLC’s Registration Statement on Form S-11 (File No. 333-236458) filed with the SEC on May 14, 2020).

3.6	Amended and Restated Limited Liability Company Operating Agreement of Vault Holding 1, LLC (incorporated by reference to Exhibit 3.6 to Pre-Effective Amendment No. 5 to iCap Vault 1, LLC’s Registration Statement on Form S-11 (File No. 333-236458) filed with the SEC on September 18, 2020).

4.1	Indenture among iCap Vault 1, LLC, Vault Holding 1, LLC and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 5 to iCap Vault 1, LLC’s Registration Statement on Form S-11 (File No. 333-236458) filed with the SEC on September 18, 2020).

4.2	Form of Note (incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 4 to iCap Vault 1, LLC’s Registration Statement on Form S-11 (File No. 333-236458) filed with the SEC on August 28, 2020)

4.3*	Form of Subscription Agreement (for use with the Notes)

4.4	Form of Auto-Interest Reinvestment Program (incorporated by reference to Exhibit 4.4 to Pre-Effective Amendment No. 5 to iCap Vault 1, LLC’s Registration Statement on Form S-11 (File No. 333-236458) filed with the SEC on September 18, 2020).

4.5	Pledge and Security Agreement by and between iCap Vault 1, LLC, as pledgor, and Marketplace Realty Advisors, LLC, as collateral agent, in favor of Notes (incorporated by reference to Exhibit 4.5 to Pre-Effective Amendment No. 5 to iCap Vault 1, LLC’s Registration Statement on Form S-11 (File No. 333-236458) filed with the SEC on September 18, 2020).

4.6	Guaranty Agreement from Vault Holding 1, LLC in favor of Notes (incorporated by reference to Exhibit 4.6 to Pre-Effective Amendment No. 5 to iCap Vault 1, LLC’s Registration Statement on Form S-11 (File No. 333-236458) filed with the SEC on September 18, 2020).

4.7	Form of Paying Agent Agreement (incorporated by reference to Exhibit 4.7 to Pre-Effective Amendment No. 1 to iCap Vault 1, LLC’s Registration Statement on Form S-11 (File No. 333-236458) filed with the SEC on May 14, 2020).

4.8	Collateral Agent Agreement between iCap Vault 1, LLC, Vault Holding 1, LLC and Marketplace Realty Advisors, LLC, as collateral agent, with joinder for Noteholders (incorporated by reference to Exhibit 4.8 to Pre-Effective Amendment No. 5 to iCap Vault 1, LLC’s Registration Statement on Form S-11 (File No. 333-236458) filed with the SEC on September 18, 2020).

10.1	Amended and Restated Broker-Dealer Agreement, effective June 30, 2020, among iCap Vault 1, LLC, Vault Holding 1, LLC and Cobalt Capital, Inc. (incorporated by reference to Exhibit 10.1 to Pre-Effective Amendment No. 5 to iCap Vault 1, LLC’s Registration Statement on Form S-11 (File No. 333-236458) filed with the SEC on September 18, 2020).

10.2	Loan Agreement dated as of April 23, 2021 among Patrick T. Files, Jr., Jennifer S. Files and Vault Holding, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 29, 2021).

10.3	Promissory Note dated April 23, 2021 issued by Patrick T. Files, Jr. and Jennifer S. Files to Vault Holding, LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on April 29, 2021)

10.4	Second Amended and Restated Broker-Dealer Agreement, dated August 9, 2021, by and among iCap Vault 1, LLC, Vault Holding 1, LLC and Cobalt Capital, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 13, 2021).

Exhibit	Description
10.5	Placement Agent Agreement for Foreign Marketer, entered into on September 15, 2021, by and between iCap Vault 1, LLC and Xiaojia Liao (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on September 21, 2021).

10.6	September 30, 2021 Secured Promissory Note from CS2 Real Estate Development (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on November 12, 2021).

10.7	September 30, 2021 Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on November 12, 2021).

10.8	October 15, 2021 Purchase Agreement for Promissory Note and Deed of Trust between iCap Brislawn LLC and Vault Holdings LLC (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on November 12, 2021).

10.9	Purchase and Sale Agreement (Seattle, Washington), by and between VH 1121 14th LLC and BU 1121 14th LLC, effective November 15, 2021 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on November 19, 2021).

10.10	Placement Agent Agreement, dated November 30, 2021, by and between iCap Vault Management, LLC and Somerset Securities, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on December 6, 2021).

10.11	Amendment to Loan Agreement, dated as of December 14, 2021, by and between Vault Holding, LLC and 725 Broadway LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on December 17, 2021).

10.12	Amendment to Promissory Note dated December 14, 2021 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on December 17, 2021).

10.13	Loan Agreement entered into on January 31, 2022, and dated January 28, 2022, by and between VH Willows Townhomes, LLC and Lima One Capital, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 4, 2022).

10.14	Commercial Promissory Note issued by VH Willows Townhomes, LLC on January 31, 2022, and dated January 28, 2022, in favor of Lima One Capital, LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on February 4, 2022).

Loan Agreement entered into on January 31, 2022, and dated January 28, 2022, by and between VH 1121 14th, LLC and Lima One Capital, LLC (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on February 4, 2022).

Commercial Promissory Note issued by VH 1121 14th, LLC on January 31, 2022, and dated January 28, 2022, in favor of Lima One Capital, LLC (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on February 4, 2022).

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

Item 16. Form 10-K Summary

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Management and

Member of iCap Vault 1, LLC

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of iCap Vault 1, LLC (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, member’s deficit, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company does not have sufficient cash or a source of revenue sufficient to cover its costs of operation, which raises substantial doubt about its ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Marlton, New Jersey

March 24, 2022

iCap Vault 1, LLC
Consolidated Balance Sheets

	December 31, 2021	December 31, 2020
ASSETS

Cash	$6,953,594	$888,508
Restricted cash	2,026,172	224,261
Accounts receivable	19,455	-
Related party receivables	1,440	170,591
Prepaid expenses	9,487	197
Affiliated notes receivable	10,393,206	871,232
Investment properties, net	6,575,789	-
TOTAL ASSETS	$25,979,143	$2,154,789

LIABILITIES AND MEMBER’S DEFICIT

Liabilities:
Private placement demand notes	$10,099,600	$2,240,687
Related party private placement demand notes	10,162,124	1,926
Public placement demand notes	7,657,018	-
Accounts payable and accrued expenses	102,637	47,124
Related party payables	84,461	7,644
TOTAL LIABILITIES	28,105,840	2,297,381

Commitments and contingencies (Note 8)

Member’s deficit	(2,126,697)	(142,592)
TOTAL LIABILITIES AND MEMBER’S DEFICIT	$25,979,143	$2,154,789

The accompanying notes are an integral part of these consolidated financial statements.

iCap Vault 1, LLC
Consolidated Statements of Operations

	For the Year Ended
	December 31, 2021	December 31, 2020

REVENUE

Interest income – related party	$524,748	$-
Rental income	136,550	-
Total revenue	661,298	-

OPERATING EXPENSES
General and administrative expenses	1,371,816	929,548
Management fee expense - related party	140,959	13,972
Impairment on definite-lived intangible asset	-	157,143
Total operating expenses	1,512,775	1,100,663

LOSS FROM OPERATIONS	(851,477)	(1,100,663)

OTHER EXPENSES, NET
Interest expense – related party	213,930	-
Interest expense, net	197,940	20,497
Total other expenses, net	411,870	20,497

NET LOSS	$(1,263,347)	$(1,121,160)

Net loss per membership unit	$(1,263)	$(1,121)
Weighted average number of membership units outstanding	1,000	1,000

The accompanying notes are an integral part of these consolidated financial statements.

iCap Vault 1, LLC
Consolidated Statements of Member’s Deficit

MEMBER’S DEFICIT

Beginning balance - January 1, 2020 - 1,000 units issued and outstanding	$(556,432)
Net loss	(1,121,160)
Member’s equity contribution	1,535,000

Member’s deficit - December 31, 2020 - 1,000 units issued and outstanding	$(142,592)

Beginning balance - January 1, 2021 - 1,000 units issued and outstanding	$(142,592)
Net loss	(1,263,347)
Investment acquisitions (Notes 3 and 5)	(720,758)

Member’s deficit - December 31, 2021 - 1,000 units issued and outstanding	$(2,126,697)

The accompanying notes are an integral part of these consolidated financial statements.

iCap Vault 1, LLC
Consolidated Statements of Cash Flows

	For the Year Ended
	December 31, 2021	December 31, 2020

Cash flows from operating activities:
Net loss	$(1,263,347)	$(1,121,160)
Adjustments to reconcile net loss to net cash used in operating activities:
Reinvestment of interest on private placement demand notes	163,840	27,773
Reinvestment of interest on related party private placement demand notes	213,930	40
Reinvestment of interest on public placement demand notes	34,580	-
Accrued interest earned on affiliated notes receivable	(521,376)	(7,200)
Depreciation expense	40,889	-
Impairment on definite-lived intangible asset	-	157,143
Changes in operating assets and liabilities:
Accounts receivable	(19,455)	-
Prepaid expenses	(9,290)	(197)
Accounts payable and accrued expenses, net	55,513	17,698
Related party payables	76,817	(397,583)
Net cash used in operating activities	(1,227,899)	(1,323,486)

Cash flows from investing activities:
Purchase of investment property	(7,337,436)	-
Issuance of affiliated notes receivable	(9,000,598)	(864,032)
Acquisition of affiliated notes receivable	(1,069,895)	-
Advances to related parties	-	(163,343)
Development of internal-use software	-	(157,143)
Principal repayments of affiliated notes receivable	1,069,895	-
Proceeds from repayment of related party receivables	169,151	-
Net cash used in investing activities	(16,168,883)	(1,184,518)

Cash flows from financing activities:
Proceeds from the issuance of private placement demand notes	34,251,335	8,179,517
Proceeds from the issuance of related party private placement notes demand notes	16,202,078	-
Proceeds from the issuance of public placement demand notes	8,695,683	-
Repayments of private placement demand notes	(24,650,963)	(6,633,057)
Repayments of related party private placement demand notes	(6,255,809)	-
Repayment of public placement demand notes	(2,978,545)	-
Contribution to member’s equity	-	1,150,000
Net cash provided by financing activities	25,263,779	2,696,460

Net increase in cash and restricted cash	7,866,997	188,456
Cash and restricted cash at beginning of year	1,112,769	924,313
Cash and restricted cash at end of year	$8,979,766	$1,112,769

Reconciliation of cash and restricted cash - beginning of year
Cash	$888,508	$818,979
Restricted cash	224,261	105,334
Total	$1,112,769	$924,313

Reconciliation of cash and restricted cash - end of year
Cash	$6,953,594	$888,508
Restricted cash	2,026,172	224,261
Total	$8,979,766	$1,112,769

Non-cash investing and financing activities
Issuance of private placement demand notes	$-	$115,000
Settlement of private placement demand notes	$-	$500,000
Contribution to member’s equity	$-	$385,000
Issuances and redemptions of demand notes*	$10,143,003	$494,765

*	Non-cash issuances of private placement demand notes and public placement demand notes for the year ended December 31, 2021 consist of $7,848,703 (including $1,450,000 of related parties) and $2,294,300, respectively, and corresponding non-cash redemptions of private placement demand notes and public placement demand notes for the year ended December 31, 2021 consist of $9,754,003 and $389,000, respectively. For the year ended December 31, 2020, non-cash issuances and corresponding redemptions of demand notes consist of $494,765 of private placement demand notes.

The accompanying notes are an integral part of these consolidated financial statements.

iCap Vault 1, LLC

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2021 and 2020

Note 1. Nature of Business

iCap Vault 1, LLC (the “Company”), a Delaware limited liability company, was formed on July 30, 2018 pursuant to and in accordance with the Delaware Limited Liability Company Act for the purpose of acquiring real estate investments in the United States and providing a rate of return to its investors. The Company was organized for the principal purposes of (a) sourcing, acquiring, financing and managing a portfolio of investments and (b) engaging in all activities incidental or ancillary thereto as iCap Vault Management, LLC (the “Manager”), deems necessary or advisable. The Company’s operating agreement is dated August 1, 2018 and amended and restated September 18, 2020 (the “Operating Agreement”) and provides for one class of membership. The Company had 1,000 units issued and outstanding as of December 31, 2021, all of which are held by one member. The Operating Agreement was amended and restated on September 18, 2020 to clarify that the member’s liability is limited to the member’s equity plus any debt for which a personal guarantee has been given by the member. The Operating Agreement continues until the Company is dissolved.

The Company has two wholly owned subsidiaries, Vault Holding, LLC (“Holding”) and Vault Holding 1, LLC (“Holding 1”) formed September 27, 2018 and April 28, 2020, respectively. Each entity was formed with the intention of owning one or more standalone subsidiaries (each a “Portfolio SPE”), which itself will hold real property investments and real estate-based financial instruments. Both Holding and Holding 1 provide guarantees to secured noteholders of the Company. Holding provides a guarantee to holders of private placement notes. Holding 1 provides a guarantee to holders of publicly available variable denomination floating rate demand notes the Company offers through a public registration. As of the date of issuance of these consolidated financial statements, Holding owns all investment properties and affiliated notes receivable, whereas Holding 1 has not commenced operations and has no assets and liabilities.

The Company generates revenue from rentals of real property investments and interest on investments in financial instruments secured by real estate. Management intends for the Company to generate additional revenue from price appreciation of real properties upon their disposition.

The Company’s investments and its operations in the near term will be funded by demand notes issued pursuant to a $500 million private placement (“Private Placement Notes”) and $500 million of Variable Denomination Floating Rate Demand Notes (“Public Demand Notes”).

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements represent the consolidation of iCap Vault 1, LLC and its wholly owned subsidiaries, Holding and Holding 1 and their wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company’s cash accounts are held at major commercial banks which hold balances that at times may exceed the Federal Deposit Insurance Corporation (“FDIC”) limit.

The Company reserves a minimum of between 5-10% of the outstanding principal balances of Private Placement Notes to accommodate demand payments permitted by the private placement memorandum. The amounts are shown in the accompanying consolidated balance sheets as restricted cash.

Notes Receivable and Interest Income

Notes receivable are included in the accompanying consolidated balance sheets at the outstanding principal balance plus accrued interest. Interest income is recognized at the contractual rate of interest over the term of the note. The accrual of interest is discontinued when management believes, after considering collection efforts and other factors, the amount ultimately to be collected will be insufficient to cover the additional interest payments. The Company designates notes as non-performing at such time as (i) the note has a maturity default; or (ii) in the opinion of management, it is probable the Company will be unable to collect all amounts due according to the contractual terms of the note.

The Company may hold back funds from the issuance of notes. Generally, these funds are used to ensure timely interest payments at the inception of the note. In the event of an early note payoff, any unapplied hold back reserves would be first applied to any accrued but unpaid interest and then as a reduction of principal.

Management routinely reviews notes receivable for impairment and provides an allowance for credit losses if all or a portion of the note is determined to be uncollectible. Notes are charged off to the allowance for credit losses when the contractual amount is no longer realizable.

Investment Properties

Investment properties consist of land and buildings and are stated at cost, less accumulated depreciation and amortization as applicable. Buildings are depreciated using a straight-line method over their estimated useful lives of 40 years. Expenditures for maintenance and repairs are charged to expense when incurred, while renewals and betterments that materially extend the life of an asset are capitalized. When assets are sold, retired or otherwise disposed of, the cost and accumulated depreciation are removed from the balance sheets and any resulting gain or loss is reflected in the consolidated statements of operations in the period realized.

Management evaluates investment properties for impairment when conditions exist which indicate that the carrying value of a property may not be fully recoverable. Management considers the value of the property may not be fully recoverable when the sum of expected future cash flows on an undiscounted basis (without interest) from the investment property is less than the carrying value under its historical net cost basis. If management determines the carrying value is not fully recoverable, it estimates the fair value of the investment property. Management considers expected future cash flows and factors such as future operating income, trends and prospects as well as the effects of leasing demand and competition when it estimates fair value of the investment property. If the estimated fair value of that investment property is less than the carrying values under its historical net cost basis, an impairment is recognized. The carrying values of the applicable investment properties are reduced to their relative fair values if management determines an impairment should be recognized. For investment properties to be disposed of, an impairment loss is recognized when the fair values, less the estimated cost to sell, is less than the carrying amount of the investment property measured at the time there is a commitment to sell the property and/or it is actively being marketed for sale. A property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Subsequent to the date that a property is held for disposition, depreciation expense is not recorded.

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

Management evaluates finite-lived intangible assets for impairment when conditions exist which indicate that the carrying value may not be fully recoverable. If management determines the carrying value is not fully recoverable, it estimates the fair value of the finite-lived intangible asset. If the carrying value of the asset group exceeds the estimated fair value, an impairment charge of such excess is recorded. The Company fully impaired capitalized software of $157,143 for the year ended December 31, 2020.

Notes Payable and Related Costs

Public Demand Notes and Private Placement Notes are recorded at the principal amount of the notes plus accrued but unpaid interest. Interest accrues daily and is recognized in the accompanying consolidated statements of operations when incurred. Costs incurred in the placement offerings are expensed as incurred.

Fair Value of Financial Instruments

The recorded amounts of the Company’s cash and restricted cash, accounts receivable, affiliated notes receivable, related party receivables and payables, accounts payable, accrued expenses and demand notes payable approximate their fair values based upon the relatively short-term maturity of these financial instruments.

Rental Income

Rental income includes revenue derived from fixed lease payments and are recognized on a straight-line basis over the non-cancelable period of the lease. The Company commences rental revenue recognition when the underlying asset is available for use by the lessee. The Company’s leases are classified as operating leases with terms generally one-year or less.

Income Taxes

The Company is a limited liability company and is not taxable for federal and state income tax purposes. As a result, earnings or losses for federal and most state purposes are included in the tax returns of the sole member. Therefore, no provision or liability for income taxes has been included in the accompanying consolidated financial statements.

Holding and Holding 1 are subsidiaries, and as single member LLCs are considered disregarded entities for income tax purposes, as well the SPE subsidiaries of Holding.

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

Liquidity and Going Concern

The Company has issued Public Demand Notes and Private Placement Notes through December 31, 2021 and does not have sufficient cash or sources of revenue to cover its operating costs and debt service. In addition, the Company and its subsidiaries have generated recurring losses from operations and negative operating cash flows since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for one year following the date these consolidated financial statements are available to be issued. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for one year following the date these consolidated financial statements are available to be issued. The Company is dependent upon raising additional financing through issuance of debt in order to implement its business plan. There can be no assurance that the Company will be successful in this situation in order to continue as a going concern. The Company is funding its initial operations from (1) payments of expenses by its related entities, which are included in related party payables on the consolidated balance sheets, (2) equity contributions, and (3) issuance of Public Demand Notes and Private Placement Notes.

The Company’s operations may be affected by the pandemic that has continued since 2020. The ultimate disruption which may be caused by the outbreak is uncertain; however, it may result in a material adverse impact on the Company’s financial position, operations and cash flows. Possible areas that may be affected include, but are not limited to, disruption to the Company’s ability to make investments through its subsidiaries, negative impact to revenue related to real estate holdings, negative impact on its workforce, unavailability of professional services and other resources, disruption to credit markets necessary for success of the Company’s business model, and the decline in value of assets held by the Company’s subsidiaries.

Recent Accounting Pronouncements

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

Reclassification

Certain prior year balances in the consolidated statements of cash flows have been reclassified to conform with the current year presentation. The Company reflected non-cash issuances and corresponding redemptions of private placement demand notes of $494,765 used in financing activities, which reduced proceeds and repayments of private placement demand notes.

Note 3. Related-Party Transactions

Related Party Receivables and Payables

The Company holds related party receivables of $1,440 and $170,591 at December 31, 2021 and 2020, respectively. These receivables are related to payments of operating expenses made on behalf of affiliated entities, are non-interest bearing and are due on demand.

The Company pays the Manager an annual fee equal to 1% of the outstanding aggregate principal balances of the Private Placement Notes and 1.3% of outstanding Public Demand Notes. The management fee is paid in arrears on the last day of each calendar quarter and is calculated on the average daily outstanding principal balances of the demand notes. There were $140,959 and $13,972 in management fees incurred during the years ended December 31, 2021 and 2020, respectively. In addition, the Company paid $38,750 of commissions to an affiliate in connection with the acquisition of five townhomes on November 15, 2021.

Amounts due to affiliated entities of $84,461 and $7,644 at December 31, 2021 and 2020, respectively, are included in related party payables on the accompanying consolidated balance sheets. Related party payables represent 45% and 14% of total payables and accrued expenses at December 31, 2021 and 2020, respectively. These payables are non-interest bearing and due on demand.

Private Placement Notes

The Company holds related party Private Placement Notes payable to employees, officers and an affiliated entity of $10,162,124 and $1,926 at December 31, 2021 and 2020, respectively. These demand notes are payable to the following:

	2021	2020
Chief Executive Officer (CEO)	$1,073	$1,051
iCap International Investments, LLC (joint venture controlled by the CEO)	10,159,918	-
Employees of affiliated entities	1,133	875
Total related party Private Placement Notes	$10,162,124	$1,926

As of March 22, 2022, the total amount of outstanding Private Placement Notes held by the Chief Executive Officer, iCap International Investments, LLC and employees of affiliated entities, was $1,077, $1,755,467 and $1,140, respectively.

In addition, other non-key management employees of affiliated entities held $93,261 and $19,342 of Private Placement Notes at December 31, 2021 and 2020, respectively. As of March 22, 2022, the total amount of outstanding Private Placement Notes held by these employees totaled $74,414. These notes are included in the private placement demand notes on the accompanying consolidated balance sheets.

Affiliated Notes Receivable

The Company holds $10,393,206 and $871,232 of affiliated notes receivable on December 31, 2021 and 2020, respectively. These notes receivable include loans from Holding to individuals who are minority co-owners of an affiliated entity and investment properties secured by real estate. The full amount of the notes plus accrued interest is recorded as affiliated notes receivable on the accompanying consolidated balance sheets.

Holding entered a $2,000,000 loan agreement on April 23, 2021 with individuals who are minority co-owners of an affiliated entity, in exchange for a promissory note bearing 8% interest and secured by a deed of trust on property owned by the borrower. Through December 31, 2021, $2,000,000 of the note was distributed, of which $52,000 was retained by the Company as an interest reserve. From the initial draw on this facility, $150,000 was held as interest reserve by the Company. As of December 31, 2021, the total amount of the note outstanding net of the interest reserve is $1,948,000. Interest income of $98,000 was recognized for the year ended December 31, 2021.

Holding entered into a loan agreement with Colpitts Sunset, LLC, an affiliated entity, on October 13, 2020 in exchange for a promissory note secured by a deed of trust on property owned by Colpitts Sunset, LLC. The promissory note bears interest at 10% per annum and was amended to increase the maximum available under the facility and its maturity date on January 14, 2021 and again on April 15, 2021. The January 14, 2021 amendment extended the maturity date to June 30, 2021 and increased the total available principal from the facility to $1,500,000 of the note. The April 15, 2021 amendment extended the maturity date to April 1, 2023 and increased the total available principal from the facility to $3,500,000 of the note. Outstanding principal plus accrued interest from this facility, net of holdback reserve, is $3,739,777 and $871,232 on December 31, 2021 and 2020, respectively, of which $291,160 and $7,200, respectively, of interest has been accrued. The Company recognized interest income of $283,959 and $7,200 for the years ended December 31, 2021 and 2020, respectively.

Holding entered into $1,200,000 loan agreement with 725 Broadway, LLC, an affiliated entity on May 17, 2021, in exchange for a promissory note secured by a deed of trust on property owned by 725 Broadway, LLC. The note bears interest at 10% per annum and matures December 1, 2022. On December 4, 2021, Holding entered into an amendment to the loan agreement to increase the amount outstanding to $2,700,000. Outstanding principal plus accrued interest from this facility is $2,647,429 net of a holdback reserve of $133,988 on December 31, 2021. The Company recognized interest income of $81,417 for the year ended December 31, 2021.

Holding entered a $2,000,000 loan agreement with CS2 Real Estate Development, LLC (“CS2”), an affiliated entity on September 30, 2021, in exchange for a promissory note secured by a deed of trust on property owned by CS2. The note bears interest at 12% per annum and matures September 1, 2022 which can be extended by written request from CS2, for up to two additional three month periods. As of December 31, 2021, the total amount of principal plus accrued interest outstanding is $2,058,000. The Company recognized interest income of $58,000 for the year ended December 31, 2021.

Holding purchased a note receivable that was secured by a deed of trust from iCap Brislawn, LLC, an entity that is owned by iCap Northwest Opportunity Income Fund LLC, an affiliated entity, on October 15, 2021 for $1,069,895. The note bore interest at 10% and was repaid with interest for $1,073,267 by December 31, 2021.

Member’s Deficit

The Company acquired two investment properties from affiliates during 2021 for $7,337,436. The purchase prices exceeded the affiliates’ carrying value by an aggregate of $720,758 on the respective acquisition dates. The excess amounts were recorded as increases to member’s deficit since this transaction was between entities under common control. See Note 5 for additional detail of each acquisition.

Note 4. Investment Properties

Investment properties consist of the following:

	December 31, 2021	December 31, 2020
Buildings	$4,148,567	$-
Land	2,468,111	-
Investment properties, gross	6,616,678	-
Less accumulated depreciation	(40,889)	-
Investment properties, net	$6,575,789	$-

Depreciation expense for the years ended December 31, 2021 and 2020 was $40,889 and $0, respectively.

On January 31, 2022, the Company through its wholly owned subsidiaries entered into two loan agreements of $2,985,000 and $3,000,000, collateralized by two investment properties acquired during the year ended December 31, 2021. The $2,985,000 loan is guaranteed by the CEO of the Company and the $3,000,000 loan is guaranteed by the CEO and affiliated entities. The loans bear interest at $7.5% and mature on March 1, 2023. Aggregate monthly interest only payments of $37,406 begin March 10, 2022, through February 10, 2023. The loans may be repaid before the maturity date with no prepayment penalty. The loans provide for non-financial covenants and include cross default and collateral provisions for the borrowers.

Note 5. Acquisitions

On April 23, 2021 and May 7, 2021, The Company acquired, in related transactions, investment properties from an affiliated entity for a purchase price of $3,420,000. The Company’s basis for the acquisition was reduced by the excess of cash consideration over the carrying value recorded by the affiliate of $367,734. The excess increased the member’s deficit on the acquisition date since the transacting companies are under common control. The net purchase price was allocated between the estimated fair values of the underlying assets of $2,114,535 of buildings and $937,731 of land on the acquisition date.

On November 15, 2021, the Company acquired five townhomes from an affiliate for a purchase price of $3,917,436. The purchase price includes $38,750 of commissions paid to an affiliate. The Company’s basis for the acquisition was reduced by the excess of cash consideration over the carrying value recorded by the affiliate of $353,024. The excess increased the member’s deficit on the acquisition date since the transacting companies are under common control. The net purchase price was allocated between the estimated fair values of the underlying assets of $2,034,032 of buildings and $1,530,380 of land on the acquisition date.

The following unaudited pro-forma information presents the combined results of operations for the years ended December 31, 2021 and 2020 as if the acquisition of investment properties on April 23, 2021 and May 7, 2021 had been completed on January 1, 2020. The November 15, 2021 acquisition of five townhouses was under construction until near the acquisition date and had no operations therefore, no proforma financial information is available or included in the table below. The proforma financial information is as follows:

	2021 Pro Forma (Unaudited)	2020 Pro Forma (Unaudited)
Revenue	$683,253	$142,347

Operating expenses	1,530,756	1,118,559
Other expenses	411,870	20,497
Total expenses	1,942,626	1,139,056

Net loss	$(1,259,373)	$(996,709)

Revenues of $136,550 and operating expenses of $97,679 are included in the accompanying consolidated statement of operations for the year ended December 31, 2021 as a result of the acquisition of both investment properties acquired.

Lynwood Property

On March 11, 2022, VH Senior Care LLC (“Senior Care”) entered into a Residential Purchase and Sale Agreement (the “Lynwood Purchase Agreement”) by and between Senior Care and unaffiliated Sellers (the “Lynwood Sellers”). Senior Care is a wholly owned subsidiary of Holding. Pursuant to the terms of the Lynwood Purchase Agreement, Senior Care agreed to purchase from the Lynwood Sellers certain real property located at 1226 160th St. SW, Lynnwood, WA 98087 (the “Lynnwood Property”) for a purchase price of $1,775,000 that will be funded from available cash. The Lynwood Purchase Agreement is subject to Senior Care’s review of a preliminary commitment for title insurance, together with any easements, covenants, conditions and restrictions of record.

On March 21, 2022, Senior Care entered into a Lease Agreement (the “Lynwood Lease”) with AFH Senior Care C Corp. (“AFH”). Pursuant to the terms of the Lynwood Lease, AFH agreed to lease the Lynwood Property from Senior Care, beginning on the date that the Lynwood Property is conveyed to Senior Care, and continuing through March 31, 2027, subject to extension or earlier termination as set forth in the Lynwood Lease. If the Lynwood Lease does not commence on or before April 17, 2022, either party may terminate the Lynwood Lease with at least 30 days’ notice. The monthly rent is $11,717 for the first 12 months. Thereafter, effective as of each anniversary of the commencement date of the Lynwood Lease, the base rent will increase to an amount equal to 103% of the base rent in effect immediately prior to the adjustment.

Burien Property

On March 14, 2022, Senior Care entered into a Residential Purchase and Sale Agreement (the “Burien Purchase Agreement”) by and between Senior Care and unaffiliated Sellers (the “Burien Sellers”). Pursuant to the terms of the Burien Purchase Agreement, Senior Care agreed to purchase from the Burien Sellers certain real property located at 302 SW 146th St., Burien, WA 98166 for a purchase price of $1,000,000 that will be funded from available cash. The Burien Purchase Agreement is subject to Senior Care’s review of a preliminary commitment for title insurance, together with any easements, covenants, conditions and restrictions of record.

On March 21, 2022, Senior Care entered into a Lease Agreement (the “Burien Lease”) with AFH. Pursuant to the terms of the Burien Lease, AFH agreed to lease the Burien Property from Senior Care, beginning on the date that the Burien Property is conveyed to Senior Care, and continuing through March 31, 2027, subject to extension or earlier termination as set forth in the Burien Lease. If the Burien Lease does not commence on or before April 17, 2022, either party may terminate the Burien Lease with at least 30 days’ notice. The monthly rent is $8,000 for the first 12 months. Thereafter, effective as of each anniversary of the commencement date of the Burien Lease, the base rent will increase to an amount equal to 103% of the base rent in effect immediately prior to the adjustment.

The unaudited combined pro-forma revenue, operating expenses and net loss for the year ended December 31, 2021 as if the Lynwood Property and the Burien Property acquisitions had been completed on January 1, 2020 would have been approximately $905,000, $1,601,000 and ($1,108,000), respectively. For the year ended December 31, 2020, these amounts would have been approximately, $237,000, $1,188,000 and ($972,000), respectively.

Note 6. Demand Notes

Private Placement

The Company is offering up to $500,000,000 of Private Placement Notes dated October 1, 2018. Private Placement Notes are being offered through August 31, 2022 and are subordinated to the Company’s future secured bank debt and credit facilities and structurally subordinated to indebtedness or other liabilities of Portfolio SPEs. The Private Placement Notes are secured by a pledge of Holding’s equity interests in Portfolio SPEs for as long as the Private Placement Notes remain outstanding.

The Private Placement Notes, inclusive of accrued but unpaid interest, can be redeemed, in whole or in part, at any time through a demand for repayment but in no instance will an individual note extend beyond 15 years following its issuance date. The Company plans to establish additional accounts with lending sources pursuant to which funds will be advanced as the Company secures additional real estate assets. Private Placement Notes will be subordinate to any security interest in favor of lenders of credit facilities.

The Company released Supplement No. 2 to its private placement memorandum on March 1, 2021 which modified the interest rates on Private Placement Notes and introduced an interest premium program that matches the rewards program associated with the Public Demand Notes. Prior to March 1, 2021, the Private Placement Notes accrued interest at the rate of 2.00% per annum, based on a 365-day year, compounded daily; provided, however, that if an investor agreed to forego the right to make a demand for payment during the first year after issuance, the interest rate for that year will be 3.00%, and then would revert to the standard 2.00% for following periods. The Company was able to increase and subsequently decrease the interest rate at its discretion, provided the rate would not drop below 2.00% or 3.00% for the first year as applicable. In addition, Supplement No. 2 amended the offering to allow Holding’s guarantee to continue for as long as the Private Placement Notes remain outstanding. Originally, the guarantee was to terminate 30 days after an effective registered offering. The amendment also allows the original security agreement and guaranty agreement to remain in place, removed the noteholder’s ability to exchange their notes for registered notes, and amended the private placement memorandum to not terminate upon the effectiveness of the registered offering. The Company released Supplement No. 3 to its private placement memorandum on October 27, 2021, which updated the status of the offering, provided descriptions of investments made since Supplement No. 2, added discussions of operating results and transactions, provided administrative additions and restated all the risk factors.

The Company is restricted from making distributions to its members when the value of the real estate held at the Company’s subsidiaries is less than 70% of the value of the outstanding Private Placement Notes. Tax distributions and other distributions that may be legally required are exempted from this condition.

The outstanding Private Placement Notes payable, inclusive of accrued but unpaid interest, totaled $20,261,724 and $2,242,613, on December 31, 2021 and 2020, respectively. Approximately 33% and 70%, respectively, of these Private Placement Notes are held by foreign investors as of December 31, 2021 and December 31, 2020, respectively.

The Company sold additional Private Placement Notes of $22,089,813 and redeemed $24,263,964 after the consolidated balance sheet date through March 22, 2022. An aggregate of $396,243,001 of Private Placement Notes are available to be issued pursuant to this private placement as of March 22, 2022.

Publicly Registered Debt

The Company is offering up to $500,000,000 of Public Demand Notes on a continuous basis pursuant to a registration filed with the SEC, which is effective November 24, 2020, as amended May 5, 2021. The Public Demand Notes accrue interest at a rate per annum equal to the Average Savings Account Rate as published by the FDIC plus 2% (“Floating Rate”). In addition, noteholders are eligible to accrue one or more interest rate premiums (“Interest Rate Premiums”). Both the Floating Rate and Interest Rate Premiums accrue monthly without compounding unless the noteholder opts to reinvest interest into additional Public Demand Notes, in which case, interest will accrue and compound daily. The Public Demand Notes are secured by a guarantee from Holding 1 for the benefit of the noteholders and the membership interest in Holding 1, which will hold interests in real estate and real estate-based financial instruments. There are no restrictions on the guarantee. Currently, Holding 1 is limited in its ability to satisfy the guarantee itself as it has not commenced operations and has no assets. Public Demand Notes will be subordinate to any security interest in favor of lenders of credit facilities.

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

The outstanding Public Demand Notes payable, inclusive of accrued but unpaid interest, totaled $7,657,018 and $0 at December 31, 2021 and 2020, respectively. Approximately 94% and 0% of these Public Demand Notes are held by foreign investors at December 31, 2021 and 2020, respectively.

The Company sold additional Public Demand Notes of $4,502,770 and redeemed $10,492,852 after the consolidated balance sheet date through March 22, 2022. An aggregate of $484,441,207 of Public Demand Notes are available to be issued pursuant to this registered offering as of March 22, 2022.

Note 7. Member’s Deficit

On May 7, 2021, the Company’s member’s deficit was reduced by $367,734 for the excess of purchase price of $3,420,000 over the carrying value of investment properties purchased by the Company from an entity under common control. On November 15, 2021, the Company’s member’s deficit was reduced by $353,024 for the excess of purchase price of $3,917,436 over the carrying value of investment properties purchased by the Company from an entity under common control.

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

The Company is party to selling agreements with various distributors of the Private Placement Notes and Public Demand Notes for both international and domestic investors. The terms of these agreements allow the distributors to effect sales of the Private Placement Notes and the Public Demand Notes to US and non-US persons on a best-efforts basis. Offers and sales of the Public Demand Notes may be made to qualified investors, upon the terms and subject to the conditions set forth in the Prospectus dated May 5, 2021, as amended. Offers and sales of the Private Placement Notes may only be made in accordance with the terms of the offering, as set forth in the private placement memorandum, and in compliance with all U.S. laws and regulations including, but not limited to, Regulation S under the Securities Act of 1933, as amended. The terms of agreements with foreign distributors allow for the sales of the Private Placement Notes only to non-U.S. persons. Each distributor is compensated 1% per annum on the average outstanding balance of those notes sold by such distributor. These agreements can be cancelled at any time.

The Company entered into property management agreements to manage, lease and operate the investment properties. The property management agreements for investment properties were entered into on May 11, 2021 and August 21, 2021, respectively. The agreements will remain in effect for twelve months and will automatically extend thereafter on a monthly basis. The management fee is the greater of $100 per month per unit or 7% of monthly gross income. The Company is also responsible for paying leasing and sale commissions if they occur. These fees are included in general and administrative expenses on the consolidated statements of operations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICAP VAULT 1, LLC
	By:	iCap Vault Management, LLC, its manager

Dated: March 24, 2022	By:	/s/ Chris Christensen
Chris Christensen
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chris Christensen	Chief Executive Officer of iCap Vault 1, LLC and Member of Board of Managers of iCap Vault Management, LLC	March 24, 2022
Chris Christensen	(Principal Executive Officer)

/s/ Francis Gannon	Chief Financial Officer of iCap Vault 1, LLC	March 24, 2022
Francis Gannon	(Principal Financial Officer and Principal Accounting Officer)

/s/ Jim Christensen	Chief Operating Officer of iCap Vault 1, LLC and	March 24, 2022
Jim Christensen	Member of the Board of Managers of iCap Vault Management, LLC

70