Form 10-Q
period 2022-03-31
iCap Vault 1, LLC
filed 2022-05-16
CIK 1800199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

There is no public market for the registrant’s outstanding membership interests. As of May 13, 2022, there were 1,000 membership interests issued and outstanding.

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

These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from the results discussed in the forward-looking statements. These risks and uncertainties are discussed in the “Risk Factors” section of our annual report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission on March 24, 2022, as the same may be updated from time to time.

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

iCap Vault 1, LLC

Condensed Consolidated Balance Sheets

	March 31, 2022 (Unaudited)	December 31, 2021
ASSETS

Cash	$2,928,707	$6,953,594
Restricted cash	1,831,056	2,026,172
Accounts receivable	56,862	19,455
Related party receivables	-	1,440
Prepaid expenses	11,240	9,487
Affiliated notes receivable	10,780,909	10,393,206
Investment properties, net	9,332,547	6,575,789
TOTAL ASSETS	$24,941,321	$25,979,143

LIABILITIES AND MEMBER’S DEFICIT

Liabilities:
Private placement notes	$16,551,401	$10,099,600
Related party private placement notes	1,759,158	10,162,124
Public demand notes	2,746,419	7,657,018
Notes payable, net	5,948,762	-
Accounts payable and accrued expenses	330,543	102,637
Related party payables	62,181	84,461
TOTAL LIABILITIES	27,398,464	28,105,840

Commitments and contingencies (Note 9)

Member’s deficit	(2,457,143)	(2,126,697)
TOTAL LIABILITIES AND MEMBER’S DEFICIT	$24,941,321	$25,979,143

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iCap Vault 1, LLC

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2022	2021

REVENUE

Interest income — related party	$253,715	$40,093
Rental income	93,570	-
Total revenue	347,285	40,093

OPERATING EXPENSES
General and administrative expenses	381,086	302,186
Management fee expense—related party	55,705	8,911
Total operating expenses	436,791	311,097

LOSS FROM OPERATIONS	(89,506)	(271,004)

OTHER EXPENSES, NET
Interest expense—related party	15,970	-
Interest expense, net	224,970	22,221
Total other expenses, net	240,940	22,221

NET LOSS	$(330,446)	$(293,225)

Net loss per membership unit	$(330)	$(293)
Weighted average number of membership units outstanding	1,000	1,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iCap Vault 1, LLC

Condensed Consolidated Statements of Member’s Deficit (Unaudited)

Three Months Ended March 31, 2022 and 2021

Total
Balance at January 1, 2022 – 1,000 units issued and outstanding	$(2,126,697)
Net loss	(330,446)
Member’s deficit balance at March 31, 2022 – 1,000 units issued and outstanding	$(2,457,143)

Total
Balance at January 1, 2021 – 1,000 units issued and outstanding	$(142,592)

Net loss	(293,225)
Member’s deficit balance at March 31, 2021 – 1,000 units issued and outstanding	$(435,817)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iCap Vault 1, LLC

Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(330,446)	$(293,225)
Adjustments to reconcile net loss to net cash used in operating activities:
Reinvestment of interest on private placement notes	110,257	17,149
Reinvestment of interest on related party private placement notes	15,970	5,121
Reinvestment of interest on public demand notes	33,441	-
Accrued interest earned on affiliated notes receivable	(253,715)	(40,093)
Depreciation expense	26,441	-
Amortization of debt issuance costs	6,589	-
Changes in operating assets and liabilities:
Accounts receivable	(37,407)	-
Prepaid expenses	(1,753)	197
Accounts payable and accrued expenses	227,906	92,049
Related party payables	(22,280)	9,188
Net cash used in operating activities	(224,997)	(209,614)

Cash flows from investing activities:
Purchase of investment property	(2,783,199)	-
Issuance of affiliated notes receivable	(133,988)	(350,000)
Proceeds from repayment of related party receivables	1,440	169,150
Net cash used in investing activities	(2,915,747)	(180,850)

Cash flows from financing activities:
Proceeds from the issuance of private placement notes	18,854,161	3,153,842
Proceeds from the issuance of related party private placement notes	1,750,000	4,501,666
Proceeds from the issuance of public demand notes	2,747,347	-
Repayments of private placement notes	(9,853,617)	(1,425,123)
Repayments of related party private placement notes	(10,168,936)	-
Repayment of public demand notes	(10,350,387)	-
Notes payable debt issuance costs	(42,827)	-
Proceeds from notes payable	5,985,000	-
Deposits received in advance	-	273,000
Net cash (used in) provided by financing activities	(1,079,259)	6,503,385

Net (decrease) increase in cash and restricted cash	(4,220,003)	6,112,921
Cash and restricted cash at beginning of period	8,979,766	1,112,769
Cash and restricted cash at end of period	$4,759,763	$7,225,690

Reconciliation of cash and restricted cash - beginning of period
Cash	$6,953,594	$888,508
Restricted cash	2,026,172	224,261
Total	$8,979,766	$1,112,769

Reconciliation of cash and restricted cash - end of period
Cash	$2,928,707	$6,376,163
Restricted cash	1,831,056	849,527
Total	$4,759,763	$7,225,690

Non-cash investing and financing activities
Issuances and redemptions of private placement and public demand notes*	$6,987,748	$163,000

*	For the three months ended March 31, 2022, non-cash issuances of private placement notes and public demand notes were $3,626,248 (including $52,500 of non-key management employee’s notes) and $3,361,500, respectively, and corresponding non-cash redemptions of private placement notes and public demand notes were $6,285,248 and $702,500, respectively. For the three months ended March 31, 2021, non-cash issuances and corresponding redemptions of private placement notes were $163,000 (including $1,500 of non-key management employee’s notes).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iCap Vault 1, LLC

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2022

Note 1. Nature of Business

iCap Vault 1, LLC (the “Company”), a Delaware limited liability company, was formed on July 30, 2018 pursuant to and in accordance with the Delaware Limited Liability Company Act for the purpose of acquiring real estate investments in the United States and providing a rate of return to its investors. The Company was organized for the principal purposes of (a) sourcing, acquiring, financing and managing a portfolio of investments and (b) engaging in all activities incidental or ancillary thereto as iCap Vault Management, LLC (the “Manager”), deems necessary or advisable. The Company’s amended and restated operating agreement is dated September 18, 2020 (the “Operating Agreement”) and provides for one class of membership. The Company had 1,000 units issued and outstanding as of March 31, 2022, all of which are held by one member. The Operating Agreement continues until the Company is dissolved.

The Company has two wholly owned subsidiaries, Vault Holding, LLC (“Holding”) and Vault Holding 1, LLC (“Holding 1”) formed September 27, 2018 and April 28, 2020, respectively. Each entity was formed with the intention of owning one or more standalone subsidiaries (each a “Portfolio SPE”), which itself will hold real property investments and real estate-based financial instruments. Both Holding and Holding 1 provide guarantees to secured noteholders of the Company. Holding provides a guarantee to holders of private placement notes. Holding 1 provides a guarantee to holders of publicly available variable denomination floating rate demand notes the Company offers through a public registration. As of the date of issuance of these unaudited condensed consolidated financial statements, Holding owns all investment properties and affiliated notes receivable, whereas Holding 1 has not commenced operations and has no assets and liabilities.

The Company generates revenue from rentals of real property investments and interest on investments in financial instruments based in real estate. Management intends for the Company to generate additional revenue from price appreciation of real properties upon their disposition.

The Company’s investments and its operations in the near term will be funded primarily by $1 billion of investor demand notes. The first offering is a private placement to accredited investors of up to $500 million under an exemption from the registration requirements of the Securities Act of 1933, as amended pursuant to Rule 506(c) and Regulation S (“Private Placement Notes”). The second is a registered a public offering of up to $500 million of Variable Denomination Floating Rate Demand Notes (“Public Demand Notes”), under an effective registration statement (File No. 333-236458). Collectively these are referred to as the (“Demand Notes”) hereto, unless otherwise distinguished.

On September 18, 2020, the Company, Holding 1 and American Stock Transfer & Trust Company, LLC, as trustee, entered into an indenture, which complies with the requirements of the Trust Indenture Act of 1939, as amended, under which the Public Demand Notes are offered.

On November 24, 2020, the Securities and Exchange Commission (“SEC”) declared the Company’s Registration Statement on Form S-11/A (the “Registration Statement”), filed with the SEC on November 2, 2020, effective and the Company is authorized to sell $500,000,000 of Public Demand Notes on a continuous basis, in a direct public offering. On April 29, 2022, the Company filed with the SEC Post-Effective Amendment No. 2 to the Registration Statement. The SEC declared Post-Effective Amendment No. 2 effective on May 6, 2022. No additional securities were registered pursuant to Post-Effective Amendment No. 2.

iCap Vault 1, LLC

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2022

Note 2. Basis of Presentation

Quarterly Reporting:

The accompanying unaudited condensed consolidated financial statements (“financial statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and have been consistently applied. Certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP, but which are not required for interim reporting purposes, have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of March 31, 2022 and the results of operations and cash flows for the interim periods ended March 31, 2022 and 2021, have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 24, 2022. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

Liquidity and Going Concern:

The Company has issued Public Demand Notes and Private Placement Notes through March 31, 2022 and does not have sufficient cash or sources of revenue to cover its operating costs and debt service. In addition, the Company and its subsidiaries have generated recurring losses from operations and negative operating cash flows since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for one year following the date these unaudited condensed consolidated financial statements are available to be issued. The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These unaudited condensed consolidated financial statements do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for one year following the date these unaudited condensed consolidated financial statements are available to be issued. The Company is dependent upon raising additional financing through issuance of debt in order to implement its business plan. There can be no assurance that the Company will be successful in this situation in order to continue as a going concern. The Company is funding its initial operations from (1) payments of expenses by its related entities, which are included in related party payables on the unaudited condensed consolidated balance sheets, (2) equity contributions, (3) issuance of Public Demand Notes and Private Placement Notes and (4) leveraging existing investment properties.

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

iCap Vault 1, LLC

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2022

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

Reclassification

Certain prior period balances in the unaudited condensed consolidated statements of cash flows have been reclassified to conform with the current period presentation. The Company reflected non-cash issuances and corresponding redemptions of Private Placement Notes of $163,000 used in financing activities, which reduced proceeds and repayments of Private Placement Notes.

Note 3. Related-Party Transactions

Operations:

Amounts due from affiliated entities of $0 and $1,440 at March 31, 2022 and December 31, 2021, respectively, are included in related party receivables on the accompanying unaudited condensed consolidated balance sheets. These receivables are related to payments of operating expenses made on behalf of affiliated entities, are non-interest bearing and are due on demand. Amounts due to affiliated entities of $62,181 and $84,461 at March 31, 2022 and December 31, 2021, respectively, are included in related party payables on the accompanying unaudited condensed consolidated balance sheets. These payables are non-interest bearing and due on demand.

The Company pays the Manager a management fee equal to 1% of the outstanding aggregate principal balances of the Private Placement Notes and 1.3% of outstanding Public Demand Notes. The Company incurred $55,705 and $8,911 in management fees from the Manager during the three months ended March 31, 2022 and 2021, respectively.

Private Placement Notes:

Private Placement Notes payable to employees, officers and an affiliated entity at March 31, 2022 and December 31, 2021 are presented in the following table:

	March 31, 2022	December 31, 2021
Chief Executive Officer (CEO)	$1,078	$1,073
iCap International Investments, LLC (joint venture controlled by the CEO)	1,756,940	10,159,918
Employees of affiliated entities	1,140	1,133
Total related party Private Placement Notes	$1,759,158	$10,162,124

iCap Vault 1, LLC

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2022

In addition, other non-key management employees of affiliated entities held $114,282 and $83,201 of Private Placement Notes and $10,114 and $10,060 of Public Demand Notes at March 31, 2022 and December 31, 2021, respectively. These notes and the notes presented in the table above are included in the private placement notes and public demand notes on the accompanying unaudited condensed consolidated balance sheets.

As of May 13, 2022, the total amount of outstanding Private Placement Notes held by the Chief Executive Officer, iCap International Investments, LLC, employees of affiliated entities, was $1,080, $1,763,137 and $1,143 respectively. In addition, other non-key management employees of affiliated entities held $76,536 of Private Placement Notes and $10,139 of Public Demand Notes as of May 13, 2022.

Affiliated Notes Receivable:

The Company holds $10,780,909 and $10,393,206 of affiliated notes receivable, inclusive of accrued interest on March 31, 2022 and December 31, 2021, respectively. These notes receivable include loans from Holding to individuals who are minority co-owners of an affiliated entity and affiliated entities with investment properties secured by real estate. The full amount of the notes plus accrued interest is recorded as affiliated notes receivable on the accompanying unaudited condensed consolidated balance sheets.

Affiliated notes receivable consists of the following:

		March 31, 2022	December 31, 2021
●	$3.5 million note receivable from Colpitts Sunset LLC (“Colpitts”), an affiliated entity – Note bears interest at 10% per annum, is secured by a deed of trust on property owned by Colpitts and is due April 1, 2023.	$3,825,993	$3,739,777
●	$2.0 million note receivable from minority co-owners of an affiliated entity – Note bearing interest of 8% per annum, is secured by a deed of trust on property owned by the borrower and was originally due on April 23, 2022 and amended effective April 22, 2022 to mature on July 23, 2022, and provided for an interest reserve of $50,000. The note is presented net of an interest reserve.	1,988,000	1,948,000
●	$2.7 million note receivable from 725 Broadway, LLC (“725 Broadway”), an affiliated entity – Note bears interest at 10% per annum, is secured by a deed of trust on property owned by 725 Broadway and is due December 1, 2022, net of a holdback reserve of $0 and $133,988 as of March 31, 2022 and December 31, 2021, respectively.	2,848,916	2,647,429
●	$2.0 million note receivable from CS2 Real Estate Development, LLC (“CS2”), an affiliated entity – Note bears interest at 12% per annum, is secured by a deed of trust on property owned by CS2 and is due September 1, 2022.	2,118,000	2,058,000
		$10,780,909	$10,393,206

Note 4. Investment Properties

Investment properties consist of the following:

	March 31, 2022	December 31, 2021
Buildings	$6,172,222	$4,148,567
Land	3,227,655	2,468,111
Investment properties, gross	9,399,877	6,616,678
Less accumulated depreciation	(67,330)	(40,889)
Investment properties, net	$9,332,547	$6,575,789

Depreciation expense for the three months ended March 31, 2022 and 2021, was $26,441 and $0, respectively.

At March 31, 2022, the Company has the following investment properties:

●	Six townhomes (VH Willows) – the townhomes were acquired during 2021 from a commonly controlled affiliate recorded with an initial carrying value of $3,052,266.
●	Five townhomes (VH 1121 14th LLC) – the townhomes were acquired in November 2021 from a commonly controlled affiliate with an initial carrying value of $3,564,412.
●	Senior care facility (Lynnwood Property) – The Lynnwood Property was acquired in March 2022 for $1,779,431.
●	Senior care facility (Burien Property) – The Lynnwood Property was acquired in March 2022 for $1,003,768.

iCap Vault 1, LLC

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2022

Note 5. Acquisitions

On March 11, 2022, VH Senior Care LLC (“Senior Care”) entered into a Residential Purchase and Sale Agreement (the “Lynnwood Purchase Agreement”) by and between Senior Care and unaffiliated Sellers (the “Lynnwood Sellers”). Senior Care is a wholly owned subsidiary of Holding. Pursuant to the terms of the Lynnwood Purchase Agreement, Senior Care agreed to purchase from the Lynnwood Sellers certain real property located at 1226 160th St. SW, Lynnwood, WA 98087 (the “Lynnwood Property”). Senior Care acquired the property for a purchase price of $1,779,431 on March 25, 2022. The aggregate purchase price was allocated between the estimated fair values of the underlying assets of $1,330,547 of buildings and $448,884 of land at the date of acquisition.

On March 14, 2022, Senior Care entered into a Residential Purchase and Sale Agreement (the “Burien Purchase Agreement”) by and between Senior Care and unaffiliated Sellers (the “Burien Sellers”). Pursuant to the terms of the Burien Purchase Agreement, Senior Care agreed to purchase from the Burien Sellers certain real property located at 302 SW 146th St., Burien, WA 98166. Senior Care acquired the property for a purchase price of $1,003,768 on March 25, 2022. The aggregate purchase price was allocated between the estimated fair values of the underlying assets of $693,107 of buildings and $310,661 of land at the date of acquisition.

The Company entered into lease agreements for both properties that begin April 1st, 2022 through March 31, 2027 subject to extension or earlier termination set forth in the lease agreements (see Note 8).

On April 23, 2021 and May 7, 2021, the Company acquired, in related transactions, investment properties from an affiliated entity for a purchase price of $3,420,000 and a carrying value of $3,052,266.

The following unaudited pro-forma information presents the combined results of operations for the three months ended March 31, 2022 and 2021 as if the above acquisitions had been completed on January 1, 2021. The November 15, 2021 acquisition of five townhouses was under construction until near the acquisition date and had no operations therefore, no proforma financial information is available or included in the table below. The proforma financial information is as follows:

	2022 Pro Forma (unaudited)	2021 Pro Forma (unaudited)
Revenue	$410,093	$148,426

Operating expenses	458,316	340,957
Other expenses	240,940	22,221
Total expenses	699,256	363,178

Net loss	$(289,163)	$(214,752)

Revenues of $93,570 and operating expenses of $71,592 are included in the accompanying unaudited condensed consolidated statement of operations for the three months ended March 31, 2022 as a result of the acquisition of investment properties acquired in 2022 and 2021.

Note 6. Notes Payable

On January 31, 2022, the Company entered into two loan agreements of $2,985,000 and $3,000,000, collateralized by two investment properties. The $2,985,000 loan is guaranteed by the CEO of the Company and the $3,000,000 loan is guaranteed by the CEO and affiliated entities. Each loan bears interest at $7.5% per annum and matures on March 1, 2023. Aggregate monthly interest only payments of $37,406 began March 10, 2022 and continue through February 10, 2023. The loans either individually or collectively, may be repaid before the maturity date with no prepayment penalty. The loans provide for non-financial covenants and include cross default and collateral provisions for the borrowers. The Company incurred financing fees related to the issuance of these loans of 42,827, which are amortized over the term of the notes. The notes payable are presented net of unamortized deferred financing costs of $36,238. For the three months ended March 31, 2022, the Company recorded interest expense of $74,812 of related to these notes payable. Additionally, the Company recorded amortization of deferred financing fees of $6,589 to interest expense.

iCap Vault 1, LLC

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2022

Note 7. Demand Notes

Private Placement Notes

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

The outstanding Private Placement Notes, inclusive of accrued but unpaid interest, totaled $18,310,559 and $20,261,724 on March 31, 2022 and December 31, 2021, respectively. Approximately 65% and 33%, respectively, of these Private Placement Notes are held by foreign investors.

The Company issued additional Private Placement Notes of $6,167,845 and redeemed $3,746,983 after the consolidated balance sheet date through May 13, 2022. An aggregate of $387,847,908 of Private Placement Notes are available to be issued as of May 13, 2022.

iCap Vault 1, LLC

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2022

Public Demand Notes

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

The outstanding Public Demand Notes, inclusive of accrued but unpaid interest, totaled $2,746,419 and $7,657,018 at March 31, 2022 and December 31, 2021, respectively. Approximately 93% and 94%, respectively, of the Public Demand Notes are held by foreign investors.

The Company issued additional Public Demand Notes of $1,763,877 and redeemed $2,130,045 after the consolidated balance sheet date through May 13, 2022. An aggregate of $481,064,182 of Public Demand Notes are available to be issued as of May 13, 2022.

For the three months ended March 31, 2022 and 2021, the Company recorded $159,668 and $22,221, respectively, of aggregate interest expense on these Demand Notes.

iCap Vault 1, LLC

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2022

Note 8. Rental Income

On March 21, 2022, the Company entered separate operating lease agreements for two of its investment properties acquired on March 25, 2022 with an operator of two senior care facilities beginning April 1, 2022 and continuing through March 31, 2027, subject to extension or earlier termination. The leases provide for aggregate monthly rental income of $19,717 for the first year and annual increases 3% on each anniversary date, thereafter. Each lease provides the lessee three 5-year extension options. The leases provide for tenant allowances of $75,000 and $150,000 for the Lynnwood Property and Burien Property, respectively to be reimbursed to lessee subject to terms of the lease agreements.

The following is a summary of our expected future minimum base rental income from our operating leases as of March 31, 2022:

2022 (April 1, 2022 to December 31, 2022)	$177,453
2023	241,928
2024	249,185
2025	256,661
2026	264,361
Thereafter	66,575
Total	$1,256,163

Income from leases is included in rental income on the accompanying unaudited condensed consolidated statements of operations.

Additionally, the Company leases individual units in its other investment properties under various operating leases. These leases generate an aggregate monthly rental income of approximately $33,000 and each have a term of one year or less. These leases expire on various dates through February 2023. The operations of these properties, including leasing activities, are managed by an unrelated third party.

iCap Vault 1, LLC

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2022

Note 9. Commitments and Contingencies

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

Note 10. Subsequent Event

On April 25, 2022, the Company entered into listing agreements to market and sell the VH Willows investment properties.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of iCap Vault 1, LLC and its subsidiaries, including, but not limited to, Vault Holding, LLC and Vault Holding 1, LLC (collectively, the “Company” or “iCap Vault”), should be read in conjunction with the consolidated financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to the Company. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors section of our annual report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2022, as the same may be updated from time to time. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

iCap Vault 1, LLC, Vault Holding, LLC (“Holding”) and Vault Holding 1, LLC (“Holding 1”) were formed as Delaware limited liability companies on July 30, 2018, September 27, 2018 and April 28, 2020, respectively. Each of Holding and Holding 1 was formed with the intention of owning one or more standalone subsidiaries which itself will hold real property investments whether directly or through special purpose entities. Additionally, each of Holding and Holding 1 provides guaranties to secured demand noteholders of the Company. Holding provides such a guaranty to holders of the private placement notes, while Holding 1 will provide a guaranty to holders of the public notes the Company offers through a registered offering. Holding 1 has not commenced operations and has no assets or liabilities. iCap Vault Management, LLC (“Manager”) is the manager of the Company.

We intend to generate revenues on our investments from net rental income on our properties and from price appreciation of properties upon their disposition. For our investment in financial instruments based in real estate, we intend to generate revenues from the interest income received on such financial instruments. Until we generate revenue sufficient to use for investments, to cover operations and to service debt, we will rely on the proceeds from a $500 million private placement of demand note (“Private Placement Notes” described below) and a $500 million registered public offering of demand notes (“Public Demand Notes” described below). Collectively these are referred to as the Demand Notes hereto, unless otherwise distinguished.

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

At March 31, 2022, the Company has the following Portfolio Investments:

●	$3.5 million note receivable from Colpitts Sunset LLC (“Colpitts”), an affiliated entity – Note bears interest at 10% per annum, is secured by a deed of trust on property owned by Colpitts and is due April 1, 2023. Principal plus accrued and unpaid interest was $3,825,993,
●	$2.0 million note receivable from minority co-owners of an affiliated entity – Note bearing interest of 8% per annum, is secured by a deed of trust on property owned by the borrower and was originally due on April 23, 2022 and amended effective April 22, 2022 to mature on July 23, 2022 and provided for an interest reserve of $50,000. Principal net of a holdback reserve was $1,988,000,
●	$2.7 million note receivable from 725 Broadway, LLC (“725 Broadway”), an affiliated entity – Note bears interest at 10% per annum, is secured by a deed of trust on property owned by 725 Broadway and is due December 1, 2022. The outstanding principal plus accrued interest from this facility was $2,848,916.
●	$2.0 million note receivable from CS2 Real Estate Development, LLC (“CS2”), an affiliated entity – Note bears interest at 12% per annum, is secured by a deed of trust on property owned by CS2 and is due September 1, 2022. Principal plus accrued and unpaid interest was $2,118,000.
●	Six townhomes (VH Willows) – the townhomes were acquired during 2021 from a commonly controlled affiliate for $3,420,000.
●	Five townhomes (VH 1121 14th LLC) – the townhomes were acquired in November 2021 from a commonly controlled affiliate for $3,917,436.
●	Senior care facility (Lynnwood Property) – The Lynnwood Property was acquired in March 2022 for $1,779,431.
●	Senior care facility (Burien Property) – The Burien Property was acquired in March 2022 for $1,003,768.

We have no plans to change our business activities or to combine with another business, and we are not aware of any events or circumstances that might cause our plans to change. Neither Manager, nor the sole member of the Company, have any plans or arrangements to enter into a change of control, business combination or similar transaction or to change management.

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

For the three months ended March 31, 2022 and 2021, we generated interest income from related party promissory notes of $253,715 and $40,093, respectively, rental income of $93,570 and $0, respectively, and reported a net loss of $330,446 and $293,225, respectively. For the three months ended March 31, 2022 and 2021, we had cash used in operating activities of $224,997 and $209,614, respectively. As of March 31, 2022, we had member’s deficit of $2,457,143.

The capital to be raised from both our private placement (defined below) and registered offering (defined below) has been budgeted to cover the costs associated with continuing to operate our company, marketing expense, and acquisition related costs. We intend to use the majority of the proceeds from the registered offering for the acquisition of Portfolio Investments. However, closing and other acquisition related costs such as title insurance, professional fees and taxes will likely require cash. We do not have the ability to quantify any of the expenses as they will all depend on size of deal, price, and place versus procuring new financing, due diligence performed (such as appraisal, environmental, property condition reports), legal and accounting, etc. There is no way to predict or otherwise detail the expenses.

Recent Financings

Private Placements

We are currently conducting a private placement to accredited investors of up to $500,000,000 secured demand notes under an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Rule 506(c) and Regulation S promulgated under the Securities Act (“Private Placement Notes”). Private Placement Notes issued during the three months ended March 31, 2022 and 2021 totaled $24,230,409 and $7,818,508, respectively. As of May 13, 2022, $387,847,908 of this offering is available for issuance and the amount of the aggregate outstanding principal and accrued interest is $20,802,911.

On February 5, 2021, Chris Christensen, the Chief Executive Officer of the Company, formed iCap International Investments, LLC, a Washington limited liability company. Mr. Christensen holds a 51% ownership interest in the entity, and he is also the manager. As of May 13, 2022, the total amount of outstanding principal amount and accrued interest of Private Placement Notes held by iCap International Investments, LLC was $1,763,137.

Registered Public Offering

We have registered a public offering (“Registered Offering”) of up to $500,000,000 aggregate principal amount of our Variable Denomination Floating Rate Demand Notes, marketed and sold as “Demand Notes” (the “Public Demand Notes”), under an effective Registration Statement (File No. 333-236458) (“Registration Statement”), to fund our investment and operational activities. Public Demand Notes issued during the three months ended March 31, 2022 and 2021 totaled $6,108,847 and $0, respectively. As of May 13, 2022, $481,064,182 of this offering is available for issuance and the amount of the aggregate outstanding principal and accrued interest is $2,385,341.

Notes Payable

On January 31, 2022, the Company entered into two loan agreements of $2,985,000 and $3,000,000, collateralized by two investment properties. The $2,985,000 loan is guaranteed by the CEO of the Company and the $3,000,000 loan is guaranteed by the CEO and affiliated entities. Each loan bears interest at $7.5% per annum and matures on March 1, 2023.

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

We lack the comparative historical financial information about the Company since our operations did not commence until after the start of the COVID-19 pandemic. Accordingly, although management believes that COVID-19, along with other macro-economic factors, were contributing factors to our business and results of operations to date, management is unable to measure the actual impact of COVID-19 on our business as of the date of this quarterly report on Form 10-Q.

Affiliated Note Receivable

Effective April 22, 2022, the Company amended a $2,000,000 loan agreement dated April 23, 2021 with individuals who are minority co-owners of an affiliated entity that provided for an extension of the maturity date to July 23, 2022. The loan continues to bear interest at 8% and retains an interest reserve of $50,000.

Acquisitions

Lynnwood Property

On March 11, 2022, VH Senior Care LLC (“Senior Care”) entered into a Residential Purchase and Sale Agreement (the “Lynnwood Purchase Agreement”) by and between Senior Care and unaffiliated Sellers (the “Lynnwood Sellers”). Senior Care is a wholly owned subsidiary of Holding. Pursuant to the terms of the Lynnwood Purchase Agreement, Senior Care agreed to purchase from the Lynnwood Sellers certain real property located at 1226 160th St. SW, Lynnwood, WA 98087 (the “Lynnwood Property”). Senior Care acquired the property for a purchase price of $1,779,431 on March 25, 2022.

On March 21, 2022, Senior Care entered into a Lease Agreement (the “Lynnwood Lease”) with AFH Senior Care C Corp. (“AFH”). Pursuant to the terms of the Lynnwood Lease, AFH agreed to lease the Lynnwood Property from Senior Care, beginning April 1, 2022 and continuing through March 31, 2027, subject to extension or earlier termination as set forth in the Lynnwood Lease. The monthly rent is $11,717 for the first 12 months. Thereafter, effective as of each anniversary of the commencement date of the Lynnwood Lease, the base rent will increase to an amount equal to 103% of the base rent in effect immediately prior to the adjustment.

Burien Property

On March 14, 2022, Senior Care entered into a Residential Purchase and Sale Agreement (the “Burien Purchase Agreement”) by and between Senior Care and unaffiliated Sellers (the “Burien Sellers”). Pursuant to the terms of the Burien Purchase Agreement, Senior Care agreed to purchase from the Burien Sellers certain real property located at 302 SW 146th St., Burien, WA 98166. Senior Care acquired the property for a purchase price of $1,003,768, on March 25, 2022.

On March 21, 2022, Senior Care entered into a Lease Agreement (the “Burien Lease”) with AFH. Pursuant to the terms of the Burien Lease, AFH agreed to lease the Burien Property from Senior Care, beginning April 1, 2022 and continuing through March 31, 2027, subject to extension or earlier termination as set forth in the Burien Lease. The monthly rent is $8,000 for the first 12 months. Thereafter, effective as of each anniversary of the commencement date of the Burien Lease, the base rent will increase to an amount equal to 103% of the base rent in effect immediately prior to the adjustment.

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

As of March 31, 2022, we have aggregate cash balances of $4,759,763, including restricted cash of $1,831,056 available for operations and investment from both the public and private offerings. Our strategy contemplates the ability to invest in financial instruments collateralized by or involved in real estate operations; however, we intend to focus primarily on investing in revenue generating properties. We are currently in competitive bidding scenarios to obtain additional investment properties and plan to continue acquiring revenue generating properties during 2022.

Acquisitions will depend highly on our funds, the availability of those funds, availability of assets that meet our investment criteria and the size of the assets to be acquired. There can be no assurance that we will be able to successfully complete such acquisitions.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

Revenue

Interest income for the three months ended March 31, 2022, and 2021 was $253,715 and $40,093, respectively, which is from related party promissory notes. The increase in interest income was primarily the result of the notes issued during 2021. The notes receivable balances as of March 31, 2022 and 2021 were $10,780,909 and $1,261,326. Rental income for the three months ended March 31, 2022, and 2021 was $93,570 and $0, respectively. The increase in rental income was due to the acquisition of investment properties during 2021.

Operating Expenses

General and administrative expenses for the three months ended March 31, 2022 were $381,086 as compared to $302,186 for the three months ended March 31, 2021. The increase in expenses is primarily due to increased operating costs related to the investment properties acquired during 2021, professional services and management fees associated with the increase in of the Private Placement Notes and Public Demand Notes since the first quarter of 2021 offset by the decrease in computer related expenses. Management fees – related party was $55,705 for the three months ended March 31, 2022 as compared to $8,911 for the three months ended March 31, 2021. The increase is directly attributable to the increase in demand note balances for the three months ended March 31 2022 as compared to the three months ended March 31, 2021.

Other Expenses, net

Interest expense, net, for the three months ended March 31, 2022 and 2021 was $240,940 and $22,221, respectively, in which $15,970 and $0, respectively, was incurred on related party Private Placement Notes. The increase in interest expense is primarily attributable to the two loan agreements aggregating $5,985,000 entered into in January 2022 collateralized by two investment properties. Interest and amortization of deferred financing fee for these loans for the three months ended March 31, 2022 and 2021 was $81,401 and $0, respectively. The other significant increase in interest expense is attributable to the increase in average outstanding Private Placement Notes and Public Demand Notes balances during the quarter ended March 31, 2022 as compared to March 31, 2021.

Net Loss

The change to the net loss for the three months ended March 31, 2022 and 2021 is provided for in the explanations shown above.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have generated minimal revenues and expect to rely on capital raised in the issuances of the Demand Notes to cover the costs associated with establishing and expanding Company operations, marketing expense, and acquisition related costs. We intend to use the majority of the proceeds from the Demand Notes for the acquisition of Portfolio Investments. However, closing and other acquisition related costs such as title insurance, professional fees and taxes will likely require cash. We do not have the ability to quantify any of the expenses as they will all depend on size of deal, price, and place versus procuring new financing, due diligence performed (such as appraisal, environmental, property condition reports), legal and accounting, etc.

Currently, our primary source of liquidity is $1.0 billion from our registered and private offerings discussed herein (collectively the “offerings”). As of May 13, 2022, we have approximately of $868.9 million available for offerings of new subscriptions that will fund operations and new portfolio investments in income producing real estate properties and financial instruments. In addition, the Company may leverage its portfolio investments to provide additional liquidity. During the three months ended March 31, 2022, the Company borrowed $5,985,000 against its investment properties pursuant to notes payable that are due February 2023.

The following table sets forth a summary of our net cash flows for the three months ended March 31:

	2022	2021

Net cash flows from total operating activities	$(224,997)	$(209,614)
Net cash flows from total investing activities	$(2,915,747)	$(180,850)
Net cash flows from total financing activities	$(1,079,259)	$6,503,385

The Company had cash used in operating activities of $224,997 for the three months ended March 31, 2022, as compared to cash used in operating activities of $209,614 for the three months ended March 31, 2021. The overall increase in the use of cash is primarily attributable to the variances for the period attributable to the net loss of $330,446 versus $293,225 and change in accrued interest earned on affiliated notes receivable of $213,622 offset by the change in accrued interest on Private Placement Notes and Public Demand Notes of $137,398 and depreciation expense variance of $26,441.

The Company had used cash in investing activities of $2,915,747 for the three months ended March 31, 2022, as compared to cash used in investing activities of $180,850 for the three months ended March 31, 2021. The net change is primarily attributable to the acquisition of investment properties in March 2022 of $2,783,199 and the change in issuances of affiliated notes receivable related party notes of $216,012 offset by change in proceeds from repayment of related party receivables of $167,710.

The Company had used cash in financing activities of $1,079,259 for the three months ended March 31, 2022 as compared to the cash provided for in financing activities of $6,503,385 for the three months ended March 31, 2021. This change of $7,582,644 was attributable to the fluctuation resulting from the excess of redemptions in current period compared to an excess of issuances in prior period of Private Placement Notes and Public Demand Notes of $13,251,817, reductions of deposits received $273,000 offset with net loan proceeds of $5,942,173 in January 2022.

Going Concern

As a result of recurring losses, limited cash and insufficient revenue to cover our operating costs and debt service, management believes there is a substantial doubt regarding our ability to continue as a going concern. Moreover, if the Company is not successful in raising sufficient capital, or if it does not have access to sufficient credit from outside parties or related parties, it may have to delay or reduce expenses, or curtail operations, since its current cash and capital resources are not sufficient to meet its needs for the 12 months following the date of this filing. The accompanying unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that could result should the Company not continue as a going concern.

Assets

At March 31, 2022 and December 31, 2021, we had total assets of $24,941,321 and $25,979,143, respectively. Assets consist primarily of the cash accounts held by the Company, inclusive of $1,831,056 and $2,026,172 of restricted cash on March 31, 2022 and December 31, 2021, respectively, and investment properties of $9,332,547 and $6,575,789 as of March 31, 2022 and December 31, 2021, respectively. In addition, the Company holds promissory notes with affiliated entities, inclusive of interest receivable, totaling $10,780,909 and $10,393,206 as of March 31, 2022 and December 31, 2021, respectively.

Liabilities

At March 31, 2022 and December 31, 2021, we had total liabilities of $27,398,464 and $28,105,840, respectively. The Company obtained two loans on investment properties and amounts outstanding on the notes payable were $5,948,762 and $0 as of March 31, 2022 and December 31, 2021. Outstanding Private Placement Notes and Public Demand Notes were $21,056,978 and $27,918,742 as of March 31, 2022 and December 31, 2021, respectively.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of May 13, 2022 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and principal financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective.

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

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors as disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 24, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

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

ITEM 6. EXHIBITS

Exhibit	Description

4.1	Form of Subscription Agreement (for use with the Public Demand Notes) (incorporated by reference to Exhibit 4.3 to the registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2021).

10.1	Loan Agreement dated as of April 23, 2021 among Patrick T. Files, Jr., Jennifer S. Files and Vault Holding, LLC (incorporated by reference to Exhibit 10.1 to registrant’s Current Report on Form 8-K filed with the SEC on April 29, 2021).

10.2	Promissory Note dated April 23, 2021 issued by Patrick T. Files, Jr. and Jennifer S. Files to Vault Holding, LLC (incorporated by reference to Exhibit 10.2 to registrant’s Current Report on Form 8-K filed with the SEC on April 29, 2021).

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

iCap Vault 1, LLC
	By:	iCap Vault Management, LLC, its manager

Date: May 16, 2022	By:	/s/ Chris Christensen
Chris Christensen
Chief Executive Officer (principal executive officer, principal financial officer and principal accounting officer)

