Form 10-Q
period 2022-06-30
iCap Vault 1, LLC
filed 2022-08-12
CIK 1800199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission File Number 333-236458

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

There is no public market for the registrant’s outstanding membership interests. As of August 11, 2022, there were 1,000 membership interests issued and outstanding.

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

iCap Vault 1, LLC

Condensed Consolidated Balance Sheets

	June 30, 2022 (Unaudited)	December 31, 2021
ASSETS

Cash	$6,081,987	$6,953,594
Restricted cash	2,029,807	2,026,172
Accrued rents and accounts receivable	75,188	19,455
Related party receivables	-	1,440
Prepaid expenses	7,982	9,487
Affiliated notes receivable	11,034,625	10,393,206
Escrow and acquisition deposits	1,500,000	-
Investment properties, net	9,293,458	6,575,789
TOTAL ASSETS	$30,023,047	$25,979,143

LIABILITIES AND MEMBER’S DEFICIT

Liabilities:
Private placement notes	$19,580,296	$10,099,600
Related party private placement notes	717,769	10,162,124
Public demand notes	6,217,233	7,657,018
Notes payable, net	5,958,563	-
Accounts payable and accrued expenses	156,916	102,637
Related party payables	169,368	84,461
TOTAL LIABILITIES	32,800,145	28,105,840

Commitments and contingencies (Note 9)

Member’s deficit	(2,777,098)	(2,126,697)
TOTAL LIABILITIES AND MEMBER’S DEFICIT	$30,023,047	$25,979,143

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iCap Vault 1, LLC

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

REVENUE

Interest income — related party	$253,716	$104,991	$507,431	$145,084
Rental income	146,628	33,870	240,198	33,870
Other	-	170	-	170
Total revenue	400,344	139,031	747,629	179,124

OPERATING EXPENSES
General and administrative expenses	356,051	350,565	737,137	652,751
Management fee expense—related party	60,113	30,702	115,818	39,613
Total operating expenses	416,164	381,267	852,955	692,364

LOSS FROM OPERATIONS	(15,820)	(242,236)	(105,326)	(513,240)

OTHER EXPENSES, NET
Interest expense—related party	10,111	58,469	26,081	63,590
Interest expense, net	294,024	33,531	518,994	50,631
Total other expenses, net	304,135	92,000	545,075	114,221

NET LOSS	$(319,955)	$(334,236)	$(650,401)	$(627,461)

Net loss per membership unit	$(320)	$(334)	$(650)	$(627)
Weighted average number of membership units outstanding	1,000	1,000	1,000	1,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iCap Vault 1, LLC

Condensed Consolidated Statements of Member’s Deficit (Unaudited)

Three Months Ended June 30, 2022 and 2021

Total
Balance at April 1, 2022 – 1,000 units issued and outstanding	$(2,457,143)
Net loss	(319,955)
Member’s deficit balance at June 30, 2022 – 1,000 units issued and outstanding	$(2,777,098)

Total
Balance at April 1, 2021 – 1,000 units issued and outstanding	$(435,817)
Investment acquisition (Note 4)	(367,734)
Net loss	(334,236)
Member’s deficit balance at June 30, 2021 – 1,000 units issued and outstanding	$(1,137,787)

Six Months Ended June 30, 2022 and 2021

Total
Balance at January 1, 2022 – 1,000 units issued and outstanding	$(2,126,697)
Net loss	(650,401)
Member’s deficit balance at June 30, 2022 – 1,000 units issued and outstanding	$(2,777,098)

Total
Balance at January 1, 2021 – 1,000 units issued and outstanding	$(142,592)
Investment acquisition (Note 4)	(367,734)
Net loss	(627,461)
Member’s deficit balance at June 30, 2021 – 1,000 units issued and outstanding	$(1,137,787)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iCap Vault 1, LLC

Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2022	2021

Cash flows from operating activities:
Net loss	$(650,401)	$(627,461)
Adjustments to reconcile net loss to net cash used in operating activities:
Reinvestment of interest on private placement notes	260,474	50,631
Reinvestment of interest on related party private placement notes	26,081	63,590
Reinvestment of interest on public demand notes	55,384	-
Accrued interest earned on affiliated notes receivable	(507,431)	(130,751)
Depreciation expense	65,530	9,283
Amortization of debt issuance costs	16,390	-
Changes in operating assets and liabilities:
Accrued rents and accounts receivable	(55,733)	(21,083)
Prepaid expenses	1,505	197
Accounts payable and accrued expenses	54,279	66,301
Related party payables	84,907	16,018
Deferred rent	-	17,335
Net cash used in operating activities	(649,015)	(555,940)

Cash flows from investing activities:
Purchase of investment property	(2,783,199)	(3,420,000)
Issuance of affiliated notes receivable	(133,988)	(5,014,930)
Proceeds from repayment of related party receivables	1,440	165,922
Escrow and acquisition deposits on investment property	(1,500,000)	-
Net cash used in investing activities	(4,415,747)	(8,269,008)

Cash flows from financing activities:
Proceeds from the issuance of private placement notes	32,688,302	10,620,010
Proceeds from the issuance of related party private placement notes	-	9,751,108
Proceeds from the issuance of public demand notes	5,259,593	-
Repayments of private placement notes	(16,332,283)	(6,813,643)
Repayments of related party private placement notes	(10,099,233)	(1,200,000)
Repayment of public demand notes	(13,261,762)	-
Notes payable debt issuance costs	(42,827)	-
Proceeds from notes payable	5,985,000	-
Net cash provided by financing activities	4,196,790	12,357,475

Net (decrease) increase in cash and restricted cash	(867,972)	3,532,527
Cash and restricted cash at beginning of period	8,979,766	1,112,769
Cash and restricted cash at end of period	$8,111,794	$4,645,296

Reconciliation of cash and restricted cash - beginning of period
Cash	$6,953,594	$888,508
Restricted cash	2,026,172	224,261
Total	$8,979,766	$1,112,769

Reconciliation of cash and restricted cash - end of period
Cash	$6,081,987	$3,173,865
Restricted cash	2,029,807	1,471,431
Total	$8,111,794	$4,645,296

Supplemental disclosure
Cash paid for interest	$187,031	$-

Non-cash investing and financing activities
Issuances and redemptions of private placement and public demand notes*	$14,624,967	$2,235,930

*	For the six months ended June 30, 2022, non-cash issuances of private placement notes, related party private placement notes and public demand notes were $3,325,467, $1,750,000 and $9,549,500, respectively, and corresponding non-cash redemptions of private placement notes, related party private placement notes and public demand notes were $10,461,264, $1,121,203 and $3,042,500, respectively. For the six months ended June 30, 2021, non-cash issuances of private placement notes and related party private placement notes were $1,125,930 and $1,110,000 and corresponding non-cash redemptions of private placement notes were $2,235,930.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iCap Vault 1, LLC

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Nature of Business

iCap Vault 1, LLC (the “Company”), a Delaware limited liability company, was formed on July 30, 2018 pursuant to and in accordance with the Delaware Limited Liability Company Act for the purpose of acquiring real estate investments in the United States and providing a rate of return to its investors. The Company was organized for the principal purposes of (a) sourcing, acquiring, financing and managing a portfolio of investments and (b) engaging in all activities incidental or ancillary thereto as iCap Vault Management, LLC (the “Manager”), deems necessary or advisable. The Company’s amended and restated operating agreement is dated September 18, 2020 (the “Operating Agreement”) and provides for one class of membership. The Company had 1,000 units issued and outstanding as of June 30, 2022, all of which are held by one member. The Operating Agreement continues until the Company is dissolved.

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

Notes to Unaudited Condensed Consolidated Financial Statements

Note 2. Basis of Presentation

Quarterly Reporting:

The accompanying unaudited condensed consolidated financial statements (“financial statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and have been consistently applied. Certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP, but which are not required for interim reporting purposes, have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of June 30, 2022 and the results of operations and cash flows for the interim periods ended June 30, 2022 and 2021, have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 24, 2022. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

Liquidity and Going Concern:

The Company has issued Public Demand Notes and Private Placement Notes through June 30, 2022 and does not have sufficient cash or sources of revenue to cover its operating costs and debt service. In addition, the Company and its subsidiaries have generated recurring losses from operations and negative operating cash flows since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for one year following the date these unaudited condensed consolidated financial statements are available to be issued. The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These unaudited condensed consolidated financial statements do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for one year following the date these unaudited condensed consolidated financial statements are available to be issued. The Company is dependent upon raising additional financing through issuance of debt in order to implement its business plan. There can be no assurance that the Company will be successful in this situation in order to continue as a going concern. The Company is funding its initial operations from (1) payments of expenses by its related entities, which are included in related party payables on the unaudited condensed consolidated balance sheets, (2) equity contributions, (3) issuance of Public Demand Notes and Private Placement Notes and (4) leveraging existing investment properties.

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

Reclassification

Certain prior period balances in the unaudited condensed consolidated statements of cash flows have been reclassified to conform with the current period presentation. The Company reflected non-cash issuances and corresponding redemptions of Private Placement Notes of $2,235,930 used in financing activities, which reduced proceeds and repayments of Private Placement Notes.

Note 3. Related-Party Transactions

Operations:

Amounts due from affiliated entities of $0 and $1,440 at June 30, 2022 and December 31, 2021, respectively, are included in related party receivables on the accompanying unaudited condensed consolidated balance sheets. These receivables are related to payments of operating expenses made on behalf of affiliated entities, are non-interest bearing and are due on demand. Amounts due to affiliated entities of $169,368 and $84,461 at June 30, 2022 and December 31, 2021, respectively, are included in related party payables on the accompanying unaudited condensed consolidated balance sheets. These payables are non-interest bearing and due on demand.

The Company pays the Manager a management fee equal to 1% of the outstanding aggregate principal balances of the Private Placement Notes and 1.3% of outstanding Public Demand Notes. The Company incurred management fees of $60,113 and $30,702 for the three months ended June 30, 2022 and 2021, respectively, and $115,818 and $39,613 for the six months ended June 30, 2022 and 2021, respectively.

Private Placement Notes:

Private Placement Notes payable to employees, officers and an affiliated entity at June 30, 2022 and December 31, 2021 are presented in the following table:

	June 30, 2022	December 31, 2021
Chief Executive Officer (CEO)	$1,084	$1,073
iCap International Investments, LLC (joint venture controlled by the CEO)	715,539	10,159,918
Employees of affiliated entities	1,146	1,133
Total related party Private Placement Notes	$717,769	$10,162,124

iCap Vault 1, LLC

Notes to Unaudited Condensed Consolidated Financial Statements

In addition, other non-key management employees of affiliated entities held $88,833 and $83,201 of Private Placement Notes and $10,168 and $10,060 of Public Demand Notes at June 30, 2022 and December 31, 2021, respectively. These notes and the notes presented in the table above are included in the private placement notes and public demand notes on the accompanying unaudited condensed consolidated balance sheets.

As of August 11, 2022, the total amount of outstanding Private Placement Notes held by the Chief Executive Officer, iCap International Investments, LLC, employees of affiliated entities, was $1,086, $1,819,016 and $1,186 respectively. In addition, other non-key management employees of affiliated entities held $580,178 of Private Placement Notes and $10,193 of Public Demand Notes as of August 11, 2022.

Affiliated Notes Receivable:

The Company holds $11,034,625 and $10,393,206 of affiliated notes receivable, inclusive of accrued interest on June 30, 2022 and December 31, 2021, respectively. These notes receivable include loans from Holding to individuals who are minority co-owners of an affiliated entity and affiliated entities with investment properties secured by real estate. The full amount of the notes plus accrued interest is recorded as affiliated notes receivable on the accompanying unaudited condensed consolidated balance sheets.

Affiliated notes receivable consists of the following:

		June 30, 2022	December 31, 2021
●	$3.5 million note receivable from Colpitts Sunset LLC (“Colpitts”), an affiliated entity – Note bears interest at 10% per annum, is secured by a deed of trust on property owned by Colpitts and is due April 1, 2023.	$3,912,208	$3,739,777
●	$2.0 million note receivable from minority co-owners of an affiliated entity – Note bearing interest of 8% per annum, is secured by a deed of trust on property owned by the borrower and was originally due on April 23, 2022 and amended effective April 22, 2022 to mature on July 23, 2022, and provided for an interest reserve of $50,000. The note is presented net of an interest reserve. This note was satisfied through the acquisition of the borrower’s property on July 26, 2022 (see Note 5).	2,028,000	1,948,000
●	$2.7 million note receivable from 725 Broadway, LLC (“725 Broadway”), an affiliated entity – Note bears interest at 10% per annum, is secured by a deed of trust on property owned by 725 Broadway and is due December 1, 2022, net of a holdback reserve of $0 and $133,988 as of June 30, 2022 and December 31, 2021, respectively.	2,916,417	2,647,429
●	$2.0 million note receivable from CS2 Real Estate Development, LLC (“CS2”), an affiliated entity – Note bears interest at 12% per annum, is secured by a deed of trust on property owned by CS2 and is due September 1, 2022.	2,178,000	2,058,000
		$11,034,625	$10,393,206

Note 4. Investment Properties

Investment properties consist of the following:

	June 30, 2022	December 31, 2021
Buildings	$6,172,222	$4,148,567
Land	3,227,655	2,468,111
Investment properties, gross	9,399,877	6,616,678
Less accumulated depreciation	(106,419)	(40,889)
Investment properties, net	$9,293,458	$6,575,789

Depreciation expense for the three months ended June 30, 2022 and 2021, was $39,089 and $9,283, respectively, and $65,530 and $9,283 for the six months ended June 30, 2022 and 2021, respectively.

At June 30, 2022, the Company has the following investment properties:

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

The Company entered into lease agreements for both properties with a term beginning April 1, 2022 and continuing through March 31, 2027, subject to extension or earlier termination set forth in the lease agreements (see Note 8).

On April 23, 2021 and May 7, 2021, the Company acquired, in related transactions, investment properties from an affiliated entity for a purchase price of $3,420,000 and a carrying value of $3,052,266.

The following unaudited Pro Forma information presents the combined results of operations for the three and six months ended June 30, 2022 and 2021 as if the above acquisitions had been completed on January 1, 2021. The November 15, 2021 acquisition of five townhouses was under construction until near the acquisition date and had no operations therefore, no Pro Forma financial information is available or included in the table below. The Pro Forma financial information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022 Pro Forma (unaudited)	2021 Pro Forma (unaudited)	2022 Pro Forma (unaudited)	2021 Pro Forma (unaudited)
Revenue	$400,344	$201,839	$810,437	$350,265

Operating expenses	416,164	401,434	873,347	741,259
Other expenses	304,135	92,000	545,075	114,221
Total expenses	720,299	493,434	1,418,422	855,480

Net loss	$(319,955)	$(291,595)	$(607,985)	$(505,215)

As a result of the acquisition of investment properties acquired in 2022 and 2021, the Company recorded revenues of $146,628 and $240,198 for the three and six months ended June 30, 2022 and operating expenses of $166,669 and $350,768 for the three and six months ended June 30, 2022, which are included in the accompanying unaudited condensed consolidated statement of operations. Operating expenses include depreciation expense for the three months ended June 30, 2022 and 2021, of $39,089 and $9,283, respectively, and $65,530 and $9,283 for the six months ended June 30, 2022 and 2021, respectively.

On June 22, 2022, VH 2nd Street Office, LLC, formed June 10, 2022 as a wholly owned subsidiary of Holding entered into an agreement to acquire a property, an office and warehouse facility for a purchase price of $6,000,000 that was scheduled to close on or before July 15, 2022 located at 2818 E. 2nd Street, Vancouver WA 98661. Pursuant to the agreement, the Company made a $1,000,000 non-refundable deposit that was credited towards the purchase at closing that occurred on July 26, 2022. The Company held a $2,000,000 affiliated note receivable from the seller that was collateralized by the acquired investment property of $2,038,667 including interest accrued through the date of acquisition credited towards the purchase price. The Company paid $2,963,249, net of deposits and affiliated loans at closing for total consideration including closing costs of $6,004,052. The investment property is under lease until May 2028.

On June 27, 2022, VH Pioneer Village, LLC, a wholly owned subsidiary of Holding, which was formed June 27, 2022, entered into an agreement to acquire Pioneer Village, a multi-tenant investment property for a purchase price of $3,000,000 that was scheduled to occur no later than July 15, 2022 located at 4318 South Settler Drive, Ridgefield, WA 98642. Pursuant to the agreement, the Company made a $500,000 non-refundable deposit that was credited towards the purchase at closing that occurred on July 18, 2022 for $3,002,156.

The Company is not including Pro Forma information with regards to the acquisitions that closed on July 18, 2022 and July 26, 2022, respectively for the three and six months ended June 30, 2022 and 2021 since sufficient information is not yet available on the acquired operations.

Note 6. Notes Payable

On January 31, 2022, the Company entered into two loan agreements of $2,985,000 and $3,000,000, collateralized by two investment properties. The $2,985,000 loan is guaranteed by the CEO of the Company and the $3,000,000 loan is guaranteed by the CEO and affiliated entities. Each loan bears interest at $7.5% per annum and matures on March 1, 2023. Aggregate monthly interest only payments of $37,406 began March 10, 2022 and continue through February 10, 2023. The loans either individually or collectively, may be repaid before the maturity date with no prepayment penalty. The loans provide for non-financial covenants and include cross default and collateral provisions for the borrowers. The Company incurred financing fees related to the issuance of these loans of $42,827, which are amortized over the term of the notes. The notes payable are presented net of unamortized deferred financing costs of $26,437. Interest expense related to these notes was $112,219 and $0 and for the three months ended June 30, 2022 and 2021, respectively and $187,031 and $0 for the six months ended June 30, 2022 and 2021, respectively. Additionally, the Company recorded amortization of deferred financing fees of $9,801 and $0 the three months ended June 30, 2022 and 2021, respectively and $16,390 and $0 for the six months ended June 30, 2022 and 2021, respectively to interest expense.

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

The outstanding Private Placement Notes, inclusive of accrued but unpaid interest, totaled $20,298,065 and $20,261,724 on June 30, 2022 and December 31, 2021, respectively. Approximately 76% and 33%, respectively, of these Private Placement Notes are held by foreign investors.

The Company issued additional Private Placement Notes of $12,547,807 and redeemed $6,303,238 after the consolidated balance sheet date through August 11, 2022. An aggregate of $367,770,646 of Private Placement Notes are available to be issued as of August 11, 2022.

iCap Vault 1, LLC

Notes to Unaudited Condensed Consolidated Financial Statements

Public Demand Notes

The Company is offering up to $500,000,000 of Public Demand Notes on a continuous basis pursuant to a registration filed with the SEC, which is effective November 24, 2020, as amended May 6, 2022. The Public Demand Notes accrue interest at a rate per annum equal to the Average Savings Account Rate as published by the FDIC plus 2% (“Floating Rate”). In addition, noteholders are eligible to accrue one or more interest rate premiums (“Interest Rate Premiums”). Both the Floating Rate and Interest Rate Premiums accrue monthly without compounding unless the noteholder opts to reinvest interest into additional Public Demand Notes, in which case, interest will accrue and compound daily. The Public Demand Notes are secured by a guarantee from Holding 1 for the benefit of the noteholders and the membership interest in Holding 1, which will hold interests in real estate and real estate-based financial instruments. There are no restrictions on the guarantee. Currently, Holding 1 is limited in its ability to satisfy the guarantee itself as it has not commenced operations and has no assets. Public Demand Notes will be subordinate to any security interest in favor of lenders of credit facilities.

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

The outstanding Public Demand Notes, inclusive of accrued but unpaid interest, totaled $6,217,233 and $7,657,018 at June 30, 2022 and December 31, 2021, respectively. Approximately 97% and 94%, respectively, of the Public Demand Notes are held by foreign investors.

The Company issued additional Public Demand Notes of $5,034,200 and redeemed $6,400,770 after the consolidated balance sheet date through August 11, 2022. An aggregate of $469,056,326 of Public Demand Notes are available to be issued as of August 11, 2022.

The Company recorded interest expense on these Demand Notes of $182,271 and $91,950 for the three months ended June 30, 2022 and 2021, respectively, and $341,939 and $114,221 respectively, for the six months ended June 30, 2022 and 2021, respectively

iCap Vault 1, LLC

Notes to Unaudited Condensed Consolidated Financial Statements

Note 8. Rental Income

On March 21, 2022, the Company entered separate operating lease agreements for two of its investment properties acquired on March 25, 2022 with an operator of two senior care facilities that began April 1, 2022 and continuing through March 31, 2027, subject to extension or earlier termination. The leases provide for aggregate monthly rental income of $19,717 for the first year and annual increases of 3% on each anniversary date, thereafter. Each lease provides the lessee three 5-year extension options. The leases provide for tenant allowances of $75,000 and $150,000 for the Lynnwood Property and Burien Property, respectively to be reimbursed to lessee subject to terms of the lease agreements. The Company recognizes income from these leases on a straight-line basis over the terms of the related leases. Differences between rental income earned and amounts due per the respective lease agreements are charged to accrued rents and accounts receivable in the unaudited condensed consolidated balance sheets.

The following is a summary of our expected future minimum base rental income from our operating leases as of June 30, 2022:

2022 (July 1, 2022 to December 31, 2022)	$118,302
2023	241,928
2024	249,185
2025	256,661
2026	264,361
Thereafter	66,575
Total	$1,197,012

Income from leases is included in rental income on the accompanying unaudited condensed consolidated statements of operations.

Additionally, the Company leases individual units in its other investment properties under various operating leases. These leases generate an aggregate monthly rental income of approximately $28,000 and each have a term of one year or less. These leases expire on various dates through June 2023. The operations of these properties, including leasing activities, are managed by an unrelated third party.

On July 26, 2022, the Company acquired an office and warehouse facility investment property for a purchase price of $6,000,000. The investment property is under lease until May 2028.

On June 27, 2022, VH Pioneer Village, LLC purchased a multi-tenant office building with existing leases that expire through May 31, 2032. The leases provide for current monthly rental income of $5,406 and $6,887, respectively with terms of 5 years and 10 years, respectively. The leases provide for annual increases of 3% on each anniversary date, thereafter. Additionally, each lease provides for 5 year extensions options.

iCap Vault 1, LLC

Notes to Unaudited Condensed Consolidated Financial Statements

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of iCap Vault 1, LLC and its subsidiaries, including, but not limited to, Vault Holding, LLC and Vault Holding 1, LLC (collectively, the “Company” or “iCap Vault”), should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to the Company. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors section of our annual report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2022, as the same may be updated from time to time. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

iCap Vault 1, LLC, Vault Holding, LLC (“Holding”) and Vault Holding 1, LLC (“Holding 1”) were formed as Delaware limited liability companies on July 30, 2018, September 27, 2018 and April 28, 2020, respectively. Each of Holding and Holding 1 was formed with the intention of owning one or more standalone subsidiaries which itself will hold real property investments whether directly or through special purpose entities. Additionally, each of Holding and Holding 1 provides guaranties to secured demand noteholders of the Company. Holding provides such a guaranty to holders of the private placement notes, while Holding 1 provides a guaranty to holders of the public notes the Company offers through a registered offering. Holding 1 has not commenced operations and has no assets or liabilities. iCap Vault Management, LLC (“Manager”) is the manager of the Company.

We intend to generate revenues on our investments from net rental income on our properties and from price appreciation of properties upon their disposition. For our investment in financial instruments based in real estate, we intend to generate revenues from the interest income received on such financial instruments. Until we generate revenue sufficient to use for investments, to cover operations and to service debt, we will rely on the proceeds from a $500 million private placement of demand notes (“Private Placement Notes” described below) and a $500 million registered public offering of demand notes (“Public Demand Notes” described below). Collectively these are referred to as the Demand Notes hereto, unless otherwise distinguished.

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

At June 30, 2022, the Company has the following Portfolio Investments:

●	$3.5 million note receivable from Colpitts Sunset LLC (“Colpitts”), an affiliated entity – Note bears interest at 10% per annum, is secured by a deed of trust on property owned by Colpitts and is due April 1, 2023. Principal plus accrued and unpaid interest was $3,912,208,
●	$2.0 million note receivable from minority co-owners of an affiliated entity – Note bearing interest of 8% per annum, is secured by a deed of trust on property owned by the borrower and was originally due on April 23, 2022 and amended effective April 22, 2022 scheduled to mature on July 23, 2022 and provided for an interest reserve of $50,000. Principal net of a holdback reserve was $2,028,000. This note was satisfied through the acquisition of the borrower’s property on July 26, 2022,
●	$2.7 million note receivable from 725 Broadway, LLC (“725 Broadway”), an affiliated entity – Note bears interest at 10% per annum, is secured by a deed of trust on property owned by 725 Broadway and is due December 1, 2022. The outstanding principal plus accrued interest from this facility was $2,916,417.
●	$2.0 million note receivable from CS2 Real Estate Development, LLC (“CS2”), an affiliated entity – Note bears interest at 12% per annum, is secured by a deed of trust on property owned by CS2 and is due September 1, 2022. Principal plus accrued and unpaid interest was $2,178,000.
●	Six townhomes (VH Willows) – the townhomes were acquired during 2021 from a commonly controlled affiliate for $3,420,000 with an initial carrying value of $3,052,266.
●	Five townhomes (VH 1121 14th LLC) – the townhomes were acquired in November 2021 from a commonly controlled affiliate for $3,917,436 with an initial carrying value of $3,564,412.
●	Senior care facility (Lynnwood Property) – The Lynnwood Property was acquired in March 2022 for $1,779,431.
●	Senior care facility (Burien Property) – The Burien Property was acquired in March 2022 for $1,003,768.

We have no plans to change our business activities or to combine with another business, and we are not aware of any events or circumstances that might cause our plans to change. Neither Manager, nor the sole member of the Company, have any plans or arrangements to enter into a change of control, business combination or similar transaction or to change management.

Portfolio Investments may be held directly by the Company or held in a standalone wholly owned limited liability company (each, a “Portfolio SPE”) and one or more Portfolio SPEs may be held by a holding company that is wholly owned by the Company, rather than by the Company directly. The rental and interest income earned allows us to provide a rate of return to investors who acquire the Public Demand Notes. The Public Demand Notes are secured by the membership interests in Holding 1. The Company’s business plan targets primarily income-producing properties and seeks to acquire the properties debt-free, and the Company expects to generate income from the financial instruments that it may hold. The Portfolio Investments will serve as collateral for one or more credit facilities entered into by the Company or an affiliate of us.

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

For the three months ended June 30, 2022 and 2021, we generated interest income from affiliated notes receivable of $253,716 and $104,991, respectively rental income of $146,628 and $33,870, respectively and reported a net loss of $319,955 and $334,236, respectively.

For the six months ended June 30, 2022 and 2021, we generated interest income from affiliated notes receivable of $507,431 and $145,084, respectively, rental income of $240,198 and $33,870, respectively, and reported a net loss of $650,401 and $627,461, respectively. For the six months ended June 30, 2022 and 2021, we had cash used in operating activities of $649,015 and $555,940, respectively. As of June 30, 2022, we had member’s deficit of $2,777,098.

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

Recent Financings

Private Placements

We are currently conducting a private placement to accredited investors of up to $500,000,000 secured demand notes under an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Rule 506(c) and Regulation S promulgated under the Securities Act (“Private Placement Notes”). Private Placement Notes issued during the six months ended June 30, 2022 and 2021 totaled $37,763,769 and $22,607,048, respectively. As of August 11, 2022, $367,770,646 of this offering is available for issuance and the amount of the aggregate outstanding principal and accrued interest is $26,617,736.

On February 5, 2021, Chris Christensen, the Chief Executive Officer of the Company, formed iCap International Investments, LLC, a Washington limited liability company. Mr. Christensen holds a 51% ownership interest in the entity, and he is also the manager. As of August 11, 2022, the total amount of outstanding principal amount and accrued interest of Private Placement Notes held by iCap International Investments, LLC was $1,819,016.

Registered Public Offering

We have registered a public offering (“Registered Offering”) of up to $500,000,000 aggregate principal amount of our Variable Denomination Floating Rate Demand Notes, marketed and sold as “Demand Notes” (the “Public Demand Notes”), under an effective Registration Statement (File No. 333-236458) (“Registration Statement”), to fund our investment and operational activities. Public Demand Notes issued during the six months ended June 30, 2022 and 2021 totaled $14,809,093 and $0, respectively. As of August 11, 2022, $469,056,326 of this offering is available for issuance and the amount of the aggregate outstanding principal and accrued interest is $4,871,097.

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

Affiliated Note Receivable

Effective April 22, 2022, the Company amended a $2,000,000 loan agreement dated April 23, 2021 with individuals who are minority co-owners of an affiliated entity that provided for an extension of the maturity date to July 23, 2022. On June 22, 2022, the Company entered into an agreement to purchase the underlying property for $6,000,000, net of the outstanding loan balance at closing which continued to bear interest at 8%. The Company acquired the investment property on July 26, 2022 for $6,004,052, inclusive of closing costs, net of the loan balance at closing of $2,038,667 and an escrow deposit of $1,000,000 paid on June 22, 2022.

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

On March 21, 2022, Senior Care entered into a Lease Agreement (the “Lynnwood Lease”) with AFH Senior Care C Corp. (“AFH”). Pursuant to the terms of the Lynnwood Lease, AFH agreed to lease the Lynnwood Property from Senior Care with a term facilities that began April 1, 2022 and continues through March 31, 2027, subject to extension or earlier termination, as set forth in the Lynnwood Lease. The monthly rent is $11,717 for the first 12 months. Thereafter, effective as of each anniversary of the commencement date of the Lynnwood Lease, the base rent will increase to an amount equal to 103% of the base rent in effect immediately prior to the adjustment.

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

On March 21, 2022, Senior Care entered into a Lease Agreement (the “Burien Lease”) with AFH. Pursuant to the terms of the Burien Lease, AFH agreed to lease the Burien Property from Senior Care, that began April 1, 2022 and continued through March 31, 2027, subject to extension or earlier termination as set forth in the Burien Lease. The monthly rent is $8,000 for the first 12 months. Thereafter, effective as of each anniversary of the commencement date of the Burien Lease, the base rent will increase to an amount equal to 103% of the base rent in effect immediately prior to the adjustment.

VH 2nd Street Office

On June 22, 2022, VH 2nd Street Office, LLC, formed June 10, 2022, a wholly owned subsidiary of Vault Holding LLC entered into an agreement to acquire a property, an office and warehouse facility for a purchase price of $6,000,000 that was scheduled to close on or before July 15, 2022 located at 2818 E. 2nd Street, Vancouver WA 98661. Pursuant to the agreement, the Company made a $1,000,000 non-refundable deposit that was credited towards the purchase at closing that occurred on July 26, 2022. The Company held a $2,000,000 affiliated note receivable from the seller that was collateralized by the acquired investment property of $2,038,667 including interest accrued through the date of acquisition credited towards the purchase price. The Company paid $2,963,249, net of deposits and affiliated loans at closing for total consideration including closing costs of $6,004,052. The investment property is under lease until May 2028.

VH Pioneer Village

On June 27, 2022, VH Pioneer Village, LLC, a wholly owned subsidiary of Vault Holding, LLC formed June 27, 2022, entered into an agreement to acquire Pioneer Village, a multi-tenant investment property for a purchase price of $3,000,000 that was schedule to occur no later than July 15, 2022 located at 4318 South Settler Drive, Ridgefield, WA 98642. Pursuant to the agreement, the Company made a $500,000 non-refundable deposit that was credited towards the purchase at closing that occurred on July 18, 2022 for $3,002,156.

The leases provide for current monthly rental income of $5,406 and $6,887, respectively with terms of 5 years and 10 years, respectively. The leases provide for annual increases of 3% on each anniversary date, thereafter. Additionally, each lease provides for 5 year extensions options.

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

As of June 30, 2022, we have aggregate cash balances of $8,111,794, including restricted cash of $2,029,807 available for operations and investment from both the public and private offerings. Our strategy contemplates the ability to invest in financial instruments collateralized by or involved in real estate operations; however, we intend to focus primarily on investing in revenue generating properties. We are currently in competitive bidding scenarios to obtain additional investment properties and plan to continue acquiring revenue generating properties during 2022.

Acquisitions will depend highly on our funds, the availability of those funds, availability of assets that meet our investment criteria and the size of the assets to be acquired. There can be no assurance that we will be able to successfully complete such acquisitions.

RESULTS OF OPERATIONS

Results of Operations for the three months Ended June 30, 2022 Compared to the three months Ended June 30, 2021

Revenue

Interest income for the three months ended June 30, 2022, and 2021 was $253,716 and $104,991, respectively, which is from affiliated notes receivable. The increase in interest income was primarily the result of the notes issued during 2021. The notes receivable balances as of June 30, 2022 and 2021 were $11,034,625 and $6,016,914. Rental income for the three months ended June 30, 2022, and 2021 was $146,628 and $33,870, respectively. The increase in rental income was due to the recent acquisitions of investment properties over the last twelve months.

Operating Expenses

General and administrative expenses for the three months ended June 30, 2022 were $356,051 as compared to $350,565 for the three months ended June 30, 2021. The increase in expenses is primarily due to increased operating costs related to the investment properties acquired during the previous fiscal year, professional services offset by the decrease in computer related expenses. Management fees – related party was $60,113 for the three months ended June 30, 2022 as compared to $30,702 for the three months ended June 30, 2021. The increase is directly attributable to the increase in demand note balances for the three months ended June 30 2022 as compared to the three months ended June 30, 2021.

Other Expenses, net

Interest expense, net, for the three months ended June 30, 2022 and 2021 was $304,135 and $92,000, respectively, in which $10,111 and $58,469, respectively, was incurred on related party Private Placement Notes. The increase in interest expense is primarily attributable to the two loan agreements aggregating $5,985,000 entered into in January 2022 collateralized by two investment properties. Interest and amortization of deferred financing fee for these loans for the three months ended June 30, 2022 and 2021 was $122,020 and $0, respectively. The other significant increase in interest expense is attributable to the increase in average outstanding Private Placement Notes and Public Demand Notes balances during the quarter ended June 30, 2022 as compared to June 30, 2021.

Net Loss

The change to the net loss for the three months ended June 30, 2022 and 2021 is provided for in the explanations shown above.

Results of Operations for the Six months Ended June 30, 2022 Compared to the Six months Ended June 30, 2021

Revenue

Interest income for the six months ended June 30, 2022, and 2021 was $507,431 and $145,084, respectively, which is from affiliated notes receivable. The increase in interest income was primarily the result of the notes issued during 2021. The notes receivable balances as of June 30, 2022 and 2021 were $11,034,625 and $6,016,914. Rental income for the six months ended June 30, 2022, and 2021 was $240,198 and $33,870, respectively. The increase in rental income was due to the recent acquisition of investment properties over the last twelve months.

Operating Expenses

General and administrative expenses for the six months ended June 30, 2022 were $737,137 as compared to $652,751 for the six months ended June 30, 2021. The increase in expenses is primarily due to increased operating costs related to the investment properties acquired during the previous fiscal year, professional services offset by the decrease in computer related expenses. Management fees – related party was $115,818 for the six months ended June 30, 2022 as compared to $39,613 for the six months ended June 30, 2021. The increase is directly attributable to the increase in demand note balances for the six months ended June 30 2022 as compared to the six months ended June 30, 2021.

Other Expenses, net

Interest expense, net, for the six months ended June 30, 2022 and 2021 was $545,075 and $114,221, respectively, in which $26,081 and $63,590, respectively, was incurred on related party Private Placement Notes. The increase in interest expense is primarily attributable to the two loan agreements aggregating $5,985,000 entered into in January 2022 collateralized by two investment properties. Interest and amortization of deferred financing fee for these loans for the six months ended June 30, 2022 and 2021 was $203,421 and $0, respectively. The other significant increase in interest expense is attributable to the increase in average outstanding Private Placement Notes and Public Demand Notes balances during the quarter ended June 30, 2022 as compared to June 30, 2021.

Net Loss

The change to the net loss for the six months ended June 30, 2022 and 2021 is provided for in the explanations shown above.

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

Currently, our primary source of liquidity is $1.0 billion from our registered and private offerings discussed herein (collectively the “offerings”). As of August 11, 2022, we have approximately $836.8 million available for offerings of new subscriptions that will fund operations and new portfolio investments in income producing real estate properties and financial instruments. In addition, the Company may leverage its portfolio investments to provide additional liquidity. During the six months ended June 30, 2022, the Company borrowed $5,985,000 against its investment properties pursuant to notes payable that are due February 2023.

The following table sets forth a summary of our net cash flows for the six months ended June 30:

	2022	2021

Net cash flows from total operating activities	$(649,015)	$(555,940)
Net cash flows from total investing activities	$(4,415,747)	$(8,269,008)
Net cash flows from total financing activities	$4,196,790	$12,357,475

The Company had cash used in operating activities of $649,015 for the six months ended June 30, 2022, as compared to cash used in operating activities of $555,940 for the six months ended June 30, 2021. The overall increase in the use of cash is primarily attributable to the variances for the period attributable to the change in accrued interest earned on affiliated notes receivable of $376,680 offset by the change in accrued interest on Private Placement Notes and Public Demand Notes of $227,718.

The Company had used cash in investing activities of $4,415,747 for the six months ended June 30, 2022, as compared to cash used in investing activities of $8,269,008 for the six months ended June 30, 2021. The net change is primarily attributable to the decrease in issuances of affiliated notes receivable of $4,880,942, deposits on future investment properties acquired in July 2022 of $1,500,000, decrease in investment acquisitions of $636,801 and a decrease in proceeds from the repayment of related party receivables of $164,482

The Company had cash provided by financing activities of $4,196,790 for the six months ended June 30, 2022 as compared to the cash provided for in financing activities of $12,357,475 for the six months ended June 30, 2021. The net change of $8,160,685 was attributable to the fluctuation resulting from the excess of redemptions in current period compared to an excess of issuances in prior period of Private Placement Notes and Public Demand Notes of $14,102,858, offset with net loan proceeds of $5,942,173 on collateralized investment properties obtained in January 2022.

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

Assets

At June 30, 2022 and December 31, 2021, we had total assets of $30,023,047 and $25,979,143, respectively. Assets consist primarily of the cash accounts held by the Company, inclusive of $2,029,807 and $2,026,172 of restricted cash on June 30, 2022 and December 31, 2021, respectively, and investment properties of $9,293,458 and $6,575,789 as of June 30, 2022 and December 31, 2021, respectively, and held escrowed deposits on investment properties acquired in July 2022 of $1,500,000 and $0 on June 30, 2022 and December 31, 2021, respectively. In addition, the Company holds promissory notes with affiliated entities, inclusive of interest receivable, totaling $11,034,625 and $10,393,206 as of June 30, 2022 and December 31, 2021, respectively.

Liabilities

At June 30, 2022 and December 31, 2021, we had total liabilities of $32,800,145 and $28,105,840, respectively. The Company obtained two loans on investment properties and amounts outstanding on the notes payable, net of unamortized financing fees were $5,958,563 and $0 as of June 30, 2022 and December 31, 2021. Outstanding Private Placement Notes and Public Demand Notes were $26,515,298 and $27,918,742 as of June 30, 2022 and December 31, 2021, respectively.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of August 11, 2022 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and principal financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective.

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

ITEM 6. EXHIBITS

Exhibit	Description

10.1	Purchase and Sale Agreement, dated as of June 27, 2022, by and between VH Pioneer Village, LLC and Ridgefield Pioneer Village LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 22, 2022).

10.2	Deed of Trust, Assignment of Rents and Leases, Security Agreement and Fixture Filing covering certain Real and Personal Property, dated as of April 23, 2021 among Patrick T. Files, Jr., Jennifer S. Files and Vault Holding, LLC (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on August 1, 2022).

10.3	Purchase and Sale Agreement, dated as of June 21, 2022 among Patrick T. Files, Jr., Jennifer S. Files and VH 2nd Street Office, LLC (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on August 1, 2022).

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

iCap Vault 1, LLC
	By:	iCap Vault Management, LLC, its manager

Date: August 12, 2022	By:	/s/ Chris Christensen
Chris Christensen
Chief Executive Officer (principal executive officer, principal financial officer and principal accounting officer)

