Form 10-Q
period 2022-09-30
iCap Vault 1, LLC
filed 2022-11-21
CIK 1800199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

There is no public market for the registrant’s outstanding membership interests. As of November 18, 2022, there were 1,000 membership interests issued and outstanding.

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

iCap Vault 1, LLC

Condensed Consolidated Balance Sheets

	September 30, 2022 (Unaudited)	December 31, 2021
ASSETS

Cash	$1,643,772	$6,953,594
Restricted cash	2,962,318	2,026,172
Accrued rents and accounts receivable	114,720	19,455
Related party receivables	35,592	1,440
Prepaid expenses	4,975	9,487
Affiliated notes receivable	14,850,757	10,393,206
Investment properties, net	17,587,070	6,575,789
Intangible assets, net	670,772	-
TOTAL ASSETS	$37,869,976	$25,979,143

LIABILITIES AND MEMBER’S DEFICIT

Liabilities:
Private placement notes	$26,765,348	$10,099,600
Related party private placement notes	2,857,829	10,162,124
Public demand notes	4,958,542	7,657,018
Notes payable, net	5,968,528	-
Accounts payable and accrued expenses	313,460	102,637
Related party payables	86,763	84,461
TOTAL LIABILITIES	40,950,470	28,105,840

Commitments and contingencies (Note 9)

Member’s deficit	(3,080,494)	(2,126,697)
TOTAL LIABILITIES AND MEMBER’S DEFICIT	$37,869,976	$25,979,143

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iCap Vault 1, LLC

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

REVENUE

Interest income — related party	$254,799	$154,993	$762,230	$300,077
Rental income	232,137	45,830	472,335	79,700
Other	12,939	132	12,939	302
Total revenue	499,875	200,955	1,247,504	380,079

OPERATING EXPENSES
General and administrative expenses	365,338	357,891	1,102,475	1,010,642
Management fee expense—related party	78,769	41,280	194,587	80,893
Total operating expenses	444,107	399,171	1,297,062	1,091,535

INCOME (LOSS) FROM OPERATIONS	55,768	(198,216)	(49,558)	(711,456)

OTHER EXPENSES, NET
Interest expense—related party	14,635	72,292	40,716	135,882
Interest expense, net	344,529	50,648	863,523	101,279
Total other expenses, net	359,164	122,940	904,239	237,161

NET LOSS	$(303,396)	$(321,156)	$(953,797)	$(948,617)

Net loss per membership unit	$(303)	$(321)	$(954)	$(949)
Weighted average number of membership units outstanding	1,000	1,000	1,000	1,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iCap Vault 1, LLC

Condensed Consolidated Statements of Member’s Deficit (Unaudited)

Three Months Ended September 30, 2022 and 2021

Total
Balance at July 1, 2022 – 1,000 units issued and outstanding	$(2,777,098)
Net loss	(303,396)
Member’s deficit balance at September 30, 2022 – 1,000 units issued and outstanding	$(3,080,494)

Total
Balance at July 1, 2021 – 1,000 units issued and outstanding	$(1,137,787)
Net loss	(321,156)
Member’s deficit balance at September 30, 2021 – 1,000 units issued and outstanding	$(1,458,943)

Nine Months Ended September 30, 2022 and 2021

Total
Balance at January 1, 2022 – 1,000 units issued and outstanding	$(2,126,697)
Net loss	(953,797)
Member’s deficit balance at September 30, 2022 – 1,000 units issued and outstanding	$(3,080,494)

Total
Balance at January 1, 2021 – 1,000 units issued and outstanding	$(142,592)
Investment acquisition (Note 4)	(367,734)
Net loss	(948,617)
Member’s deficit balance at September 30, 2021 – 1,000 units issued and outstanding	$(1,458,943)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iCap Vault 1, LLC

Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2022	2021

Cash flows from operating activities:
Net loss	$(953,797)	$(948,617)
Adjustments to reconcile net loss to net cash used in operating activities:
Reinvestment of interest on private placement notes	440,295	97,238
Reinvestment of interest on related party private placement notes	40,716	135,882
Reinvestment of interest on public demand notes	97,622	4,040
Accrued interest earned on affiliated notes receivable	(762,230)	(300,077)
Depreciation expense	157,137	22,959
Amortization of debt issuance costs	26,355	-
Amortization of rent-related intangibles and below market rent	15,028	-
Changes in operating assets and liabilities:
Accrued rents and accounts receivable	(95,265)	(781)
Prepaid expenses	4,512	197
Accounts payable and accrued expenses	157,491	20,678
Related party payables	2,302	62,570
Deferred rent	-	14,535
Net cash used in operating activities	(869,834)	(891,376)

Cash flows from investing activities:
Purchase of investment property	(9,762,219)	(3,420,000)
Issuance of affiliated notes receivable	(5,733,988)	(5,500,597)
Proceeds from repayment of related party receivables	-	169,150
Repayment of related party receivables	(34,152)	-
Net cash used in investing activities	(15,530,359)	(8,751,447)

Cash flows from financing activities:
Proceeds from the issuance of private placement notes	49,028,030	21,431,373
Proceeds from the issuance of related party private placement notes	299,741	15,052,078
Proceeds from the issuance of public demand notes	11,656,116	2,225,804
Repayments of private placement notes	(22,703,799)	(14,642,411)
Repayments of related party private placement notes	(10,123,428)	(5,145,809)
Repayment of public demand notes	(22,072,316)	(2,200,000)
Notes payable debt issuance costs	(42,827)	-
Proceeds from notes payable	5,985,000	-
Net cash provided by financing activities	12,026,517	16,721,035

Net (decrease) increase in cash and restricted cash	(4,373,676)	7,078,212
Cash and restricted cash at beginning of period	8,979,766	1,112,769
Cash and restricted cash at end of period	$4,606,090	$8,190,981

Reconciliation of cash and restricted cash - beginning of period
Cash	$6,953,594	$888,508
Restricted cash	2,026,172	224,261
Total	$8,979,766	$1,112,769

Reconciliation of cash and restricted cash - end of period
Cash	$1,643,772	$6,428,935
Restricted cash	2,962,318	1,762,046
Total	$4,606,090	$8,190,981

Supplemental disclosure
Cash paid for interest	$299,250	$-

Non-cash investing and financing activities
Affiliated note receivable credited upon acquisition of investment property	$2,038,667	$-
Issuances and redemptions of private placement and public demand notes*	$21,214,309	$6,648,325

*	For the nine months ended September 30, 2022, non-cash issuances of private placement notes, related party private placement notes and public demand notes were $4,661,707, $3,600,000 and $12,952,602, respectively, and corresponding non-cash redemptions of private placement notes, related party private placement notes and public demand notes were $14,760,606, $1,121,203 and $5,332,500, respectively. For the nine months ended September 30, 2021, non-cash issuances of private placement notes, related party private placement notes and public demand notes were $3,987,825, $1,110,000 and $1,550,500, respectively and corresponding non-cash redemptions of private placement notes and related party private placement notes were $5,538,325 and $1,110,000, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iCap Vault 1, LLC

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Nature of Business

iCap Vault 1, LLC (the “Company”), a Delaware limited liability company, was formed on July 30, 2018 pursuant to and in accordance with the Delaware Limited Liability Company Act for the purpose of acquiring real estate investments in the United States and providing a rate of return to its investors. The Company was organized for the principal purposes of (a) sourcing, acquiring, financing and managing a portfolio of investments and (b) engaging in all activities incidental or ancillary thereto as iCap Vault Management, LLC (the “Manager”), deems necessary or advisable. The Company’s amended and restated operating agreement is dated September 18, 2020 (the “Operating Agreement”) and provides for one class of membership. The Company had 1,000 units issued and outstanding as of September 30, 2022, all of which are held by one member. The Operating Agreement continues until the Company is dissolved.

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

Notes to Unaudited Condensed Consolidated Financial Statements

Note 2. Basis of Presentation and Significant Accounting Policies

Quarterly Reporting:

The accompanying unaudited condensed consolidated financial statements (“financial statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and have been consistently applied. Certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP, but which are not required for interim reporting purposes, have been omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of September 30, 2022 and the results of operations and cash flows for the interim periods ended September 30, 2022 and 2021, have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 24, 2022. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

Liquidity and Going Concern:

The Company has issued Public Demand Notes and Private Placement Notes through September 30, 2022 and does not have sufficient cash or sources of revenue to cover its operating costs and debt service. In addition, the Company and its subsidiaries have generated recurring losses from operations and negative operating cash flows since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for one year following the date these unaudited condensed consolidated financial statements are available to be issued. The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These unaudited condensed consolidated financial statements do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for one year following the date these unaudited condensed consolidated financial statements are available to be issued. The Company is dependent upon raising additional financing through issuance of debt in order to implement its business plan. There can be no assurance that the Company will be successful in this situation in order to continue as a going concern. The Company is funding its initial operations from (1) payments of expenses by its related entities, which are included in related party payables on the unaudited condensed consolidated balance sheets, (2) equity contributions, (3) issuance of Public Demand Notes and Private Placement Notes and (4) leveraging existing investment properties.

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

Notes to Unaudited Condensed Consolidated Financial Statements

Accounting for Acquisitions

In accordance with the guidance for business combinations, we determine whether a transaction or other event is a business combination, which requires that the assets acquired and liabilities assumed constitute a business. If the assets acquired are not a business, the Company accounts for the transaction or other event as an asset acquisition. The Company allocates the purchase price of properties considered to be an asset acquisition to net tangible and identified intangible assets acquired based on estimated fair values at the date of acquisition. The Company identifies identifiable assets acquired and liabilities assumed. Based on these estimates, The Company records the estimated fair value to the applicable assets and liabilities. In making estimates of fair values, a number of sources are utilized, including information obtained as a result of pre-acquisition due diligence, marketing and leasing activities. The estimates of fair value were determined to have primarily relied upon Level 2 and Level 3 inputs.

The Company estimates the fair value of the building on an as-if-vacant basis and the fair value of land determined either by comparable market data, real estate tax assessments, independent appraisals or other relevant data. The remaining economic life of leased assets is estimated by relying in part upon third-party appraisals of the leased assets and industry standards. Different estimates of remaining economic life will affect the depreciation expense that is recorded.

Above-market and below-market in-place lease values for acquired properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) the Company’s estimate of the fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining noncancellable term of the lease (including the below market fixed renewal periods that are considered probable, if applicable). Above-market lease values are amortized as a reduction of rental income over the remaining noncancellable terms of the respective leases. Below-market lease values are amortized as an increase to rental income over the remaining noncancellable terms of the respective leases, including any below market fixed-rate renewal option periods that are considered probable.

Other intangible assets also include in-place leases based on the Company’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the respective tenant. The Company estimates the cost to execute leases with terms similar to the remaining lease terms of the in-place leases, including leasing commissions, legal and other related expenses. This intangible asset is amortized to expense over the remaining term of the respective leases and any fixed-rate bargain renewal periods. Factors considered by the Company in this analysis include an estimate of the carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases.

Impairments

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

Reclassification

Certain prior period balances in the unaudited condensed consolidated statements of cash flows have been reclassified to conform with the current period presentation. The Company reflected non-cash issuances and corresponding redemptions of Private Placement Notes of $6,648,325 used in financing activities, which reduced proceeds and repayments of Private Placement Notes.

Note 3. Related-Party Transactions

Operations:

Amounts due from affiliated entities of $35,592 and $1,440 at September 30, 2022 and December 31, 2021, respectively, are included in related party receivables on the accompanying unaudited condensed consolidated balance sheets. These receivables are related to payments of operating expenses made on behalf of affiliated entities, are non-interest bearing and are due on demand. Amounts due to affiliated entities of $86,763 and $84,461 at September 30, 2022 and December 31, 2021, respectively, are included in related party payables on the accompanying unaudited condensed consolidated balance sheets. These payables are non-interest bearing and due on demand.

The Company pays the Manager a management fee equal to 1% of the outstanding aggregate principal balances of the Private Placement Notes and 1.3% of outstanding Public Demand Notes. The Company incurred management fees of $78,769 and $41,280 for the three months ended September 30, 2022 and 2021, respectively, and $194,587 and $80,893 for the nine months ended September 30, 2022 and 2021, respectively.

Private Placement Notes:

Private Placement Notes payable to employees, officers and an affiliated entity at September 30, 2022 and December 31, 2021 are presented in the following table:

	September 30, 2022	December 31, 2021
Chief Executive Officer (CEO)	$1,089	$1,073
iCap International Investments, LLC (joint venture controlled by the CEO)	2,854,622	10,159,918
Employees of affiliated entities	2,118	1,133
Total related party Private Placement Notes	$2,857,829	$10,162,124

iCap Vault 1, LLC

Notes to Unaudited Condensed Consolidated Financial Statements

In addition, other non-key management employees of affiliated entities held $94,713 and $83,201 of Private Placement Notes and $10,224 and $10,060 of Public Demand Notes at September 30, 2022 and December 31, 2021, respectively. These notes and the notes presented in the table above are included in the Private Placement Notes and Public Demand Notes on the accompanying unaudited condensed consolidated balance sheets.

As of November 18, 2022, Private Placement Notes held by, officers, affiliated entities and employees at November 18, 2022 are presented in the following table:

November 18, 2022
Chief Executive Officer (CEO)	$1,093
iCap International Investments, LLC (joint venture controlled by the CEO)	94,279
iCap Development, LLC	967,486
Senza Kenmore	362,953
725 Broadway, LLC	270,578
Employees of affiliated entities	1,005
Total related party Private Placement Notes	$1,697,394

Affiliated Notes Receivable:

The Company holds $14,850,757 and $10,393,206 of affiliated notes receivable, inclusive of accrued interest on September 30, 2022 and December 31, 2021, respectively. These notes receivable include loans from Holding to individuals who are minority co-owners of an affiliated entity and affiliated entities with investment properties secured by real estate. The full amount of the notes plus accrued interest is recorded as affiliated notes receivable on the accompanying unaudited condensed consolidated balance sheets.

Affiliated notes receivable consists of the following:

		September 30, 2022	December 31, 2021
●	$8.0 million note receivable from Colpitts Sunset LLC (“Colpitts”), an affiliated entity – Note bears interest at 10% per annum, is secured by a deed of trust on property owned by Colpitts due April 1, 2023. The original $3.5 million note receivable was amended August 31, 2022 to provide for $8.0 million of financing (see Note 10).	$7,118,424	$3,739,777
●	$2.0 million note receivable from minority co-owners of an affiliated entity – Note bearing interest of 8% per annum, is secured by a deed of trust on property owned by the borrower and was originally due on April 23, 2022 and amended effective April 22, 2022 to mature on July 23, 2022. The note was presented net of an interest reserve. This note was satisfied through the acquisition of the borrower’s property on July 26, 2022 (see Note 5).	-	1,948,000
●	$2.7 million note receivable from 725 Broadway, LLC (“725 Broadway”), an affiliated entity – Note bears interest at 10% per annum, is secured by a deed of trust on property owned by 725 Broadway and is due December 1, 2022, net of a holdback reserve of $0 and $133,988 as of September 30, 2022 and December 31, 2021, respectively.	2,983,916	2,647,429
●	$2.0 million note receivable from CS2 Real Estate Development, LLC (“CS2”), an affiliated entity – Note bears interest at 12% per annum, is secured by a deed of trust on property owned by CS2 and originally due September 1, 2022 and amended effective September 23, 2022 to mature on December 1, 2022.	2,238,000	2,058,000
	$2.5 million note receivable from iCap@UW, LLC (“UW”), an affiliated entity – Note bears interest at 10% per annum, is secured by a deed of trust on property owned by UW and is due September 15, 2023.	2,510,417	-
		$14,850,757	$10,393,206

Note 4. Investment Properties

Investment properties consist of the following:

	September 30, 2022	December 31, 2021
Buildings and tenant improvements	$13,117,265	$4,148,567
Land	4,667,832	2,468,111
Investment properties, gross	17,785,097	6,616,678
Less accumulated depreciation	(198,027)	(40,889)
Investment properties, net	$17,587,070	$6,575,789

Depreciation expense for the three months ended September 30, 2022 and 2021, was $91,607 and $13,676, respectively, and $157,137 and $22,959 for the nine months ended September 30, 2022 and 2021, respectively.

At September 30, 2022, the Company has the following investment properties:

●	Six townhomes (VH Willows) – the townhomes were acquired during 2021 from a commonly controlled affiliate recorded with an initial carrying value of $3,052,266.
●	Five townhomes (VH 1121 14th LLC) – the townhomes were acquired in November 2021 from a commonly controlled affiliate with an initial carrying value of $3,564,412.
●	Senior care facility (Lynnwood Property) – The Lynnwood Property was acquired in March 2022 for $1,779,431.
●	Senior care facility (Burien Property) – The Burien Property was acquired in March 2022 for $1,003,768.
●	Commercial multi-tenant office building (VH Pioneer Village) – The VH Pioneer Village property was acquired in July 2022 for $3,001,839.
●	Office and warehouse facility (VH 2nd Street) – The VH 2nd Street property was acquired in July 2022 for $6,004,052.

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

On July 18, 2022, VH Pioneer Village, LLC, a wholly owned subsidiary of Holding, which was formed June 27, 2022, acquired Pioneer Village, a commercial multi-tenant investment property for a purchase price of $3,001,839 located at 4318 South Settler Drive, Ridgefield, WA 98642 from an affiliate. The aggregate purchase price was allocated between the estimated fair values of the underlying assets of $1,880,470 of buildings, $935,266 of land and intangibles assets net of a below market lease liability of $186,103 at the date of acquisition. The investment property’s leases assumed at acquisition expire in August 2026 and May 2032, respectively.

On July 26, 2022, VH 2nd Street Office, LLC, as a wholly owned subsidiary of Holding, which was formed June 10, 2022, acquired an office and warehouse facility for a purchase price of $6,004,052 located at 2818 E. 2nd Street, Vancouver WA 98661 on July 26, 2022 from an affiliate. The Company held a $2,000,000 affiliated note receivable from the seller that was collateralized by the acquired investment property of $2,038,667 including interest accrued through the date of acquisition credited towards the purchase price. The aggregate purchase price was allocated between the estimated fair values of the underlying assets of $5,052,776 of buildings, $504,911 of land and intangibles assets of $446,365 at the date of acquisition. The investment property lease assumed at acquisition is under contract until April 2028.

The following unaudited Pro Forma information presents the combined results of operations for the three and nine months ended September 30, 2022 and 2021 as if the above acquisitions had been completed on January 1, 2021. The July 18, 2022 acquisition was a newly constructed building with no operating history and the November 15, 2021 acquisition of five townhouses was under construction until near the acquisition date and had no operations therefore, no Pro Forma financial information is available or included in the table below for these acquisitions. The Pro Forma financial information is as follows:

	Three Months Ended September 30,		Nine months Ended September 30,
	2022 Pro Forma (unaudited)	2021 Pro Forma (unaudited)	2022 Pro Forma (unaudited)	2021 Pro Forma (unaudited)
Revenue	$527,727	$351,519	$1,576,484	$874,801

Operating expenses	477,808	493,732	1,499,944	1,385,957
Other expenses	359,164	122,940	904,239	237,161
Total expenses	836,972	616,672	2,404,183	1,623,118

Net loss	$(309,245)	$(265,153)	$(827,699)	$(748,317)

As a result of the acquisition of investment properties acquired in 2022 and 2021, the Company recorded rental revenues of $232,137 and $472,335 for the three and nine months ended September 30, 2022 and expenses of $291,168 and $641,936 for the three and nine months ended September 30, 2022, which are included in the accompanying unaudited condensed consolidated statement of operations. Additionally, the Company recorded rental revenues of $45,830 and $79,700 for the three and nine months ended September 30, 2021 and expenses of $32,849 and $57,821 for the three and nine months ended September 30, 2021, which are included in the accompanying unaudited condensed consolidated statement of operations.

Note 6. Notes Payable

On January 31, 2022, the Company entered into two loan agreements of $2,985,000 and $3,000,000, collateralized by two investment properties. The $2,985,000 loan is guaranteed by the CEO of the Company and the $3,000,000 loan is guaranteed by the CEO and affiliated entities. Each loan bears interest at $7.5% per annum and matures on March 1, 2023. Aggregate monthly interest only payments of $37,406 began March 10, 2022 and continue through February 10, 2023. The loans either individually or collectively, may be repaid before the maturity date with no prepayment penalty. The loans provide for non-financial covenants and include cross default and collateral provisions for the borrowers. The Company incurred financing fees related to the issuance of these loans of $42,827, which are amortized over the term of the notes. The notes payable are presented net of unamortized deferred financing costs of $16,472. Interest expense related to these notes was $112,219 and $0 and for the three months ended September 30, 2022 and 2021, respectively and $299,250 and $0 for the nine months ended September 30, 2022 and 2021, respectively. Additionally, the Company recorded amortization of deferred financing fees of $9,965 and $0 the three months ended September 30, 2022 and 2021, respectively and $26,355 and $0 for the nine months ended September 30, 2022 and 2021, respectively to interest expense.

iCap Vault 1, LLC

Notes to Unaudited Condensed Consolidated Financial Statements

Note 7. Demand Notes

Private Placement Notes

The Company is offering up to $500,000,000 of Private Placement Notes dated October 1, 2018. Private Placement Notes are being offered through August 31, 2023 and are subordinated to the Company’s future secured bank debt and credit facilities and structurally subordinated to indebtedness or other liabilities of Portfolio SPEs. The Private Placement Notes are secured by a pledge of Holding’s equity interests in Portfolio SPEs for as long as the Private Placement Notes remain outstanding.

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

The outstanding Private Placement Notes, inclusive of accrued but unpaid interest, totaled $29,623,177 and $20,261,724 on September 30, 2022 and December 31, 2021, respectively. Approximately 74% and 33%, respectively, of these Private Placement Notes are held by foreign investors.

The Company issued additional Private Placement Notes of $11,061,471 and redeemed $17,209,951 after the consolidated balance sheet date through November 18, 2022. An aggregate of $349,198,885 of Private Placement Notes are available to be issued as of November 18, 2022.

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

The outstanding Public Demand Notes, inclusive of accrued but unpaid interest, totaled $4,958,542 and $7,657,018 at September 30, 2022 and December 31, 2021, respectively. Approximately 92% and 94%, respectively, of the Public Demand Notes are held by foreign investors.

The Company issued additional Public Demand Notes of $6,245,737 and redeemed $2,692,290 after the consolidated balance sheet date through November 18, 2022. An aggregate of $457,998,820 of Public Demand Notes are available to be issued as of November 18, 2022.

The Company recorded interest expense on these Demand Notes of $236,694 and $122,940 for the three months ended September 30, 2022 and 2021, respectively, and $578,633 and $237,161 for the nine months ended September 30, 2022 and 2021, respectively.

iCap Vault 1, LLC

Notes to Unaudited Condensed Consolidated Financial Statements

Note 8. Rental Income

On March 21, 2022, the Company entered separate operating lease agreements for two of its investment properties acquired on March 25, 2022 with an operator of two senior care facilities that began April 1, 2022 and continuing through March 31, 2027, subject to extension or earlier termination. The leases provide for initial aggregate monthly rentals of $19,717 for the first year and annual increases of 3% on each anniversary date, thereafter. Each lease provides the lessee three 5-year extension options. The leases provide for tenant allowances of $75,000 and $150,000 for the Lynnwood Property and Burien Property, respectively to be reimbursed to lessee subject to terms of the lease agreements. On July 18, 2022, VH Pioneer Village, LLC purchased a multi-tenant office building with existing leases that expire through May 31, 2032. The leases provide for current monthly rental income of $5,406 and $6,887, respectively with terms of 5 years and 10 years, respectively. The leases provide for annual increases of 3% on each anniversary date, thereafter. Additionally, each lease provides for the lessee an option to renew the lease for two additional 5-year periods. On July 26, 2022, the Company acquired an office and warehouse facility investment property that was under lease until April 2028. The lease provides initial monthly rent of $28,500 with annual increases of 2% on each anniversary date, thereafter. Additionally, the lease provides for the lessee an option to renew the lease for two additional 5-year periods.

The Company recognizes income from these leases on a straight-line basis over the terms of the related leases. Differences between rental income earned and amounts due per the respective lease agreements are charged to accrued rents and accounts receivable in the unaudited condensed consolidated balance sheets.

The following is a summary of our expected future minimum base rental income from our operating leases as of September 30, 2022:

2022 (October 1, 2022 to December 31, 2022)	$193,362
2023	773,448
2024	773,448
2025	773,448
2026	750,816
Thereafter	1,071,040
Total	$4,335,562

Income from leases is included in rental income on the accompanying unaudited condensed consolidated statements of operations.

Additionally, the Company leases individual units in its other investment properties under various operating leases. These leases generate an aggregate monthly rental income of approximately $15,500 and each have a term of one year or less. These leases expire on various dates through September 2023. The operations of these properties, including leasing activities, are managed by a third party.

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

Note 10. Subsequent Events

On October 19, 2022, the Company issued a $500,000 loan to an affiliated entity which bears interest at 12% per annum secured by a deed of trust and matures on September 30, 2023.

On November 7, 2022, the Company through its wholly owned subsidiary entered into a loan agreement of $1,600,000, collateralized by two investment properties acquired during the year ended December 31, 2022. The note bears interest at 12% per annum and matures on May 28, 2023. The $1,600,000 loan is guaranteed by the CEO of the Company. Monthly payments of accrued interest only until maturity begin December 1, 2022. The Company may prepay the loan before maturity with no prepayment penalty. The Company incurred financing fees of $51,500 related to the issuance of this loan.

On November 15, 2022, the Company filed form 8-K for entering into Placement Agent Agreement (“Agreement”) on November 3, 2022. The Manager entered into the Agreement on behalf of the Company, with IBN Financial Services, Inc., pursuant to which the Manager appointed the Placement Agent to effect sales, on a best efforts basis, of the Private Placement Notes and Public Demand Notes, with a minimum investment of $25.00 per purchaser, to qualified investors, upon the terms and subject to the conditions set forth in the Prospectus dated May 6, 2022, as amended.

On November 15, 2022, the Company advanced an additional $1,883,382 for the Colpitts loan to an affiliated entity (see Note 3).

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

At September 30, 2022, the Company has the following Portfolio Investments:

●	$8.0 million note receivable from Colpitts Sunset LLC (“Colpitts”), an affiliated entity – Note bears interest at 10% per annum, is secured by a deed of trust on property owned by Colpitts and is due April 1, 2023. Principal plus accrued and unpaid interest was $7,118,424,
●	$2.7 million note receivable from 725 Broadway, LLC (“725 Broadway”), an affiliated entity – Note bears interest at 10% per annum, is secured by a deed of trust on property owned by 725 Broadway and is due December 1, 2022. The outstanding principal plus accrued interest from this facility was $2,983,916.
●	$2.0 million note receivable from CS2 Real Estate Development, LLC (“CS2”), an affiliated entity – Note bears interest at 12% per annum, is secured by a deed of trust on property owned by CS2 and is due December 1, 2022. Principal plus accrued and unpaid interest was $2,238,000.
●	$2.5 million note receivable from iCap@UW, LLC (“UW”), an affiliated entity – Note bears interest at 10% per annum, is secured by a deed of trust on property owned by UW and is due September 15, 2023 Principal plus accrued and unpaid interest was $2,510,417.
●	Six townhomes (VH Willows) – the townhomes were acquired during 2021 from a commonly controlled affiliate for $3,420,000 with an initial carrying value of $3,052,266.
●	Five townhomes (VH 1121 14th LLC) – the townhomes were acquired in November 2021 from a commonly controlled affiliate for $3,917,436 with an initial carrying value of $3,564,412.
●	Senior care facility (Lynnwood Property) – The Lynnwood Property was acquired in March 2022 for $1,779,431.
●	Senior care facility (Burien Property) – The Burien Property was acquired in March 2022 for $1,003,768.
●	Commercial multi-tenant office building (VH Pioneer Village) – The VH Pioneer Village property was acquired in July 2022 for $3,001,839.
●	Office and warehouse facility (VH 2nd Street) – The VH 2nd Street property was acquired in July 2022 for $6,004,052.

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

For the three months ended September 30, 2022 and 2021, we generated interest income from affiliated notes receivable of $254,799 and $154,993, respectively, rental income of $232,137 and $45,830, respectively and reported a net loss of $303,396 and $321,156, respectively.

For the nine months ended September 30, 2022 and 2021, we generated interest income from affiliated notes receivable of $762,230 and $300,077, respectively, rental income of $472,335 and $79,700, respectively, and reported a net loss of $953,797 and $948,617, respectively. For the nine months ended September 30, 2022 and 2021, we had cash used in operating activities of $869,834 and $891,376, respectively. As of September 30, 2022, we had member’s deficit of $3,080,494.

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

Recent Financings

Private Placements

We are currently conducting a private placement to accredited investors of up to $500,000,000 secured demand notes under an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Rule 506(c) and Regulation S promulgated under the Securities Act (“Private Placement Notes”). Private Placement Notes issued during the nine months ended September 30, 2022 and 2021 totaled $57,589,478 and $41,581,276, respectively. As of November 18, 2022, $349,198,885 of this offering is available for issuance and the amount of the aggregate outstanding principal and accrued interest is $23,587,731.

On February 5, 2021, Chris Christensen, the Chief Executive Officer of the Company, formed iCap International Investments, LLC, a Washington limited liability company. Mr. Christensen holds a 51% ownership interest in the entity, and he is also the manager. As of November 18, 2022, the total amount of outstanding principal amount and accrued interest of Private Placement Notes held by iCap International Investments, LLC was $94,279.

Registered Public Offering

We have registered a public offering (“Registered Offering”) of up to $500,000,000 aggregate principal amount of our Variable Denomination Floating Rate Demand Notes, marketed and sold as “Demand Notes” (the “Public Demand Notes”), under an effective Registration Statement (File No. 333-236458) (“Registration Statement”), to fund our investment and operational activities. Public Demand Notes issued during the nine months ended September 30, 2022 and 2021 totaled $24,608,718 and $3,776,304, respectively. As of November 18, 2022, $457,998,820 of this offering is available for issuance and the amount of the aggregate outstanding principal and accrued interest is $8,536,529.

Notes Payable

On January 31, 2022, the Company entered into two loan agreements of $2,985,000 and $3,000,000, collateralized by two investment properties. The $2,985,000 loan is guaranteed by the CEO of the Company and the $3,000,000 loan is guaranteed by the CEO and affiliated entities. Each loan bears interest at $7.5% per annum and matures on March 1, 2023.

On November 7, 2022, the Company through its wholly owned subsidiary entered into a loan agreement of $1,600,000, collateralized by two investment properties acquired during the year ended December 31, 2022. The note bears interest at 12% per annum and matures on May 28, 2023. The $1,600,000 loan is guaranteed by the CEO of the Company. Monthly payments of accrued interest only until maturity begin December 1, 2022. The Company may prepay the loan before maturity with no prepayment penalty. The Company incurred financing fees of $51,500 related to the issuance of this loan.

Affiliated Notes Receivable

On October 19, 2022, the Company issued a $500,000 loan to an affiliated entity which bears interest at 12% per annum secured by a deed of trust and matures on September 30, 2023.

On November 15, 2022, the Company advanced an additional $1,883,382 for the Colpitts loan to an affiliated entity.

Placement Agent Agreement

On November 15, 2022, the Company filed form 8-K for entering into Placement Agent Agreement (“Agreement”) on November 3, 2022. The Manager entered into the Agreement on behalf of the Company, with IBN Financial Services, Inc., pursuant to which the Manager appointed the Placement Agent to effect sales, on a best efforts basis, of the Private Placement Notes and Public Demand Notes, with a minimum investment of $25.00 per purchaser, to qualified investors, upon the terms and subject to the conditions set forth in the Prospectus dated May 6, 2022, as amended.

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

Affiliated Notes Receivable

Effective April 22, 2022, the Company amended a $2,000,000 loan agreement dated April 23, 2021 with individuals who are minority co-owners of an affiliated entity that provided for an extension of the maturity date to July 23, 2022. On July 26, 2022, the Company entered into an agreement to purchase the underlying property for $6,000,000, net of the outstanding loan balance at closing which continued to bear interest at 8%. The Company acquired the investment property on July 26, 2022 for $6,004,052, inclusive of closing costs, net of the loan balance at closing of $2,038,667 and an escrow deposit of $1,000,000 paid on June 22, 2022.

On August 31, 2022, the Company amended a $3,500,000 loan agreement which provided for $8,000,000 of financing to an affiliate with the same terms and conditions with respect to the interest rate, payment terms and maturity date.

On, September 14, 2022, the Company issued a $2,500,000 loan to an affiliated entity which bears interest at 10% per annum secured by a deed of trust and matures on September 15, 2023

On September 23, 2022, the Company the amended a $2,000,000 affiliated loan to extend the maturity date until December 1, 2022.

On October 19, 2022, the Company issued a $500,000 loan to an affiliated entity which bears interest at 12% per annum secured by a deed of trust and matures on September 30, 2023.

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

VH Pioneer Village

On July 18, 2022, VH Pioneer Village, LLC, a wholly owned subsidiary of Holding, which was formed June 27, 2022, acquired Pioneer Village, a commercial multi-tenant investment property for a purchase price of $3,001,839 located at 4318 South Settler Drive, Ridgefield, WA 98642. The aggregate purchase price was allocated between the estimated fair values of the underlying assets of $1,880,470 of buildings, $935,266 of land and intangibles assets net of a below market lease liability of $186,103 at the date of acquisition. The investment property’s leases assumed at acquisition expire in August 2026 and May 2032, respectively.

The leases provide for current monthly rental income of $5,406 and $6,887, respectively with terms of 5 years and 10 years, respectively. The leases provide for annual increases of 3% on each anniversary date, thereafter. Additionally, each lease provides the lessee an option to renew the lease for additional two and three 5-year periods depending on the individual lease.

VH 2nd Street Office

On July 26, 2022, VH 2nd Street Office, LLC, as a wholly owned subsidiary of Holding acquired an office and warehouse facility for a purchase price of $6,004,052 located at 2818 E. 2nd Street, Vancouver WA 98661. The aggregate purchase price was allocated between the estimated fair values of the underlying assets of $5,052,776 of buildings, $504,911 of land and intangibles assets of $446,365 at the date of acquisition. The investment property lease assumed at acquisition is under contract until April 2028. The lease provides initial rent of $28,500 with annual increases of 2% on each anniversary date, thereafter. Additionally, the lease provides for the lessee an option to renew the lease for two additional 5-year periods.

Plan of Operations

We believe we will need at least $1,500,000 of working capital during the next 12 months for management fees, professional fees and other operating expenses. In addition, we will need funding for our continued investment in revenue generating real estate properties. We will rely primarily on funds raised from both the registered offering and from our private placement to fund these uses for the next twelve months. To a lesser extent, we will rely on income from our existing investment properties and financial instruments.

As of September 30, 2022, we have aggregate cash balances of $4,606,090, including restricted cash of $2,962,318 available for operations and investment from both the public and private offerings. Our strategy contemplates the ability to invest in financial instruments collateralized by or involved in real estate operations; however, we intend to focus primarily on investing in revenue generating properties. We are currently in competitive bidding scenarios to obtain additional investment properties and plan to continue acquiring revenue generating properties during 2022.

Acquisitions will depend highly on our funds, the availability of those funds, availability of assets that meet our investment criteria and the size of the assets to be acquired. There can be no assurance that we will be able to successfully complete such acquisitions.

RESULTS OF OPERATIONS

Results of Operations for the three months Ended September 30, 2022 Compared to the three months Ended September 30, 2021

Revenue

Interest income for the three months ended September 30, 2022, and 2021 was $254,799 and $154,993, respectively, which is from affiliated notes receivable. The increase in interest income was primarily the result of additional the notes issued during 2021 and 2022. The notes receivable balances as of September 30, 2022 and 2021 were $14,850,757 and $6,671,906. Rental income for the three months ended September 30, 2022, and 2021 was $232,137 and $45,830, respectively. The increase in rental income was due to the recent acquisitions of investment properties over the last twelve months.

Operating Expenses

General and administrative expenses for the three months ended September 30, 2022 were $365,338 as compared to $357,891 for the three months ended September 30, 2021. The increase in expenses is primarily due to the increase in depreciation for recent acquisitions of investment properties offset with decreases in computer, professional fees. Management fees – related party was $78,769 for the three months ended September 30, 2022 as compared to $41,280 for the three months ended September 30, 2021. The increase is directly attributable to the increase in demand note balances during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.

Other Expenses, net

Interest expense, net, for the three months ended September 30, 2022 and 2021 was $359,164 and $122,940, respectively, in which $14,635 and $72,292, respectively, was incurred on related party Private Placement Notes. The increase in interest expense is primarily attributable to the two loan agreements aggregating $5,985,000 entered into in January 2022 collateralized by two investment properties and the increase in demand notes payable. Interest and amortization of deferred financing fee for these loans for the three months ended September 30, 2022 and 2021 was $122,184 and $0, respectively. The other significant increase in interest expense is attributable to the increase in average outstanding Private Placement Notes and Public Demand Notes balances during the quarter ended September 30, 2022 as compared to September 30, 2021.

Net Loss

The change to the net loss for the three months ended September 30, 2022 and 2021 is provided for in the explanations shown above.

Results of Operations for the Nine months Ended September 30, 2022 Compared to the Nine months Ended September 30, 2021

Revenue

Interest income for the nine months ended September 30, 2022, and 2021 was $762,230 and $300,077, respectively, which is from affiliated notes receivable. The increase in interest income was primarily the result of the notes issued during 2021 and 2022. The notes receivable balances as of September 30, 2022 and 2021 were $14,850,757 and $6,671,906. Rental income for the nine months ended September 30, 2022, and 2021 was $472,335 and $79,700, respectively. The increase in rental income was due to the recent acquisition of investment properties over the last twelve months.

Operating Expenses

General and administrative expenses for the nine months ended September 30, 2022 were $1,102,475 as compared to $1,010,642 for the nine months ended September 30, 2021. The increase in expenses is primarily due to increases of consulting fees, commissions, depreciation and amortization expenses offset with decreases in legal and professional fees and computer expenses. Management fees – related party was $194,587 for the nine months ended September 30, 2022 as compared to $80,893 for the nine months ended September 30, 2021. The increase is directly attributable to the increase in demand note balances during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.

Other Expenses, net

Interest expense, net, for the nine months ended September 30, 2022 and 2021 was $904,239 and $237,161, respectively, in which $40,716 and $135,882, respectively, was incurred on related party Private Placement Notes. The increase in interest expense is primarily attributable to the two loan agreements aggregating $5,985,000 entered into in January 2022 collateralized by two investment properties. Interest and amortization of deferred financing fee for these loans for the nine months ended September 30, 2022 and 2021 was $325,605 and $0, respectively. The other significant increase in interest expense is attributable to the increase in average outstanding Private Placement Notes and Public Demand Notes balances during the quarter ended September 30, 2022 as compared to September 30, 2021.

Net Loss

The change to the net loss for the nine months ended September 30, 2022 and 2021 is provided for in the explanations shown above.

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

Currently, our primary source of liquidity is $1.0 billion from our registered and private offerings discussed herein (collectively the “offerings”). As of November 18, 2022, we have approximately $807 million available for offerings of new subscriptions that will fund operations and new portfolio investments in income producing real estate properties and financial instruments. In addition, the Company may leverage its portfolio investments to provide additional liquidity. During the nine months ended September 30, 2022, the Company borrowed $5,985,000 against its investment properties pursuant to notes payable that are due February 2023.

The following table sets forth a summary of our net cash flows for the nine months ended September 30:

	2022	2021

Net cash flows from total operating activities	$(869,834)	$(891,376)
Net cash flows from total investing activities	$(15,530,359)	$(8,751,447)
Net cash flows from total financing activities	$12,026,517	$16,721,035

The Company had cash used in operating activities of $869,834 for the nine months ended September 30, 2022, as compared to cash used in operating activities of $891,376 for the nine months ended September 30, 2021. The overall decrease in the use of cash is primarily attributable to the variances for the period attributable to the change in accrued interest earned on affiliated notes receivable of $462,153 offset by the change in accrued interest on Private Placement Notes and Public Demand Notes of $341,473, depreciation of $134,178 and changes in operating assets and liabilities of $28,159.

The Company had used cash in investing activities of $15,530,359 for the nine months ended September 30, 2022, as compared to cash used in investing activities of $8,751,447 for the nine months ended September 30, 2021. The net change of $6,778,912 was primarily attributable to the increase in investment acquisitions of $6,342,219, increase in issuances and a repayment of an affiliated notes receivable of $233,391, and a decrease in proceeds from the repayment of related party receivables of $169,150.

The Company had cash provided by financing activities of $12,026,517 for the nine months ended September 30, 2022 as compared to the cash provided for in financing activities of $16,721,035 for the nine months ended September 30, 2021. The net change of $4,694,518 was attributable the overall net decrease in proceeds over issuances from the prior period of Private Placement Notes and Public Demand Notes resulting in a net change $10,636,691, offset with net loan proceeds of $5,942,173 on collateralized investment properties obtained in January 2022.

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

Assets

At September 30, 2022 and December 31, 2021, we had total assets of $37,869,976 and $25,979,143, respectively. Assets consist primarily of the cash accounts held by the Company, inclusive of $2,962,318 and $2,026,172 of restricted cash on September 30, 2022 and December 31, 2021, respectively, and investment properties of $17,587,070 and $6,575,789 as of September 30, 2022 and December 31, 2021, respectively. In addition, the Company holds promissory notes with affiliated entities, inclusive of interest receivable, totaling $14,850,757 and $10,393,206 as of September 30, 2022 and December 31, 2021, respectively.

Liabilities

At September 30, 2022 and December 31, 2021, we had total liabilities of $40,950,470 and $28,105,840, respectively. The Company obtained two loans on investment properties and amounts outstanding on the notes payable, net of unamortized financing fees were $5,968,528 and $0 as of September 30, 2022 and December 31, 2021. Outstanding Private Placement Notes and Public Demand Notes were $34,581,719 and $27,918,742 as of September 30, 2022 and December 31, 2021, respectively.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of November 18, 2022 that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

Accounting for Acquisitions

In accordance with the guidance for business combinations, we determine whether a transaction or other event is a business combination, which requires that the assets acquired and liabilities assumed constitute a business. If the assets acquired are not a business, the Company accounts for the transaction or other event as an asset acquisition. The Company allocates the purchase price of properties considered to be an asset acquisition to net tangible and identified intangible assets acquired based on estimated fair values at the date of acquisition. The Company identifies identifiable assets acquired and liabilities assumed. Based on these estimates, The Company records the estimated fair value to the applicable assets and liabilities. In making estimates of fair values, a number of sources are utilized, including information obtained as a result of pre-acquisition due diligence, marketing and leasing activities. The estimates of fair value were determined to have primarily relied upon Level 2 and Level 3 inputs.

The Company estimates the fair value of the building on an as-if-vacant basis and the fair value of land determined either by comparable market data, real estate tax assessments, independent appraisals or other relevant data. The remaining economic life of leased assets is estimated by relying in part upon third-party appraisals of the leased assets and industry standards. Different estimates of remaining economic life will affect the depreciation expense that is recorded.

Above-market and below-market in-place lease values for acquired properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) the Company’s estimate of the fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining noncancellable term of the lease (including the below market fixed renewal periods that are considered probable, if applicable). Above-market lease values are amortized as a reduction of rental income over the remaining noncancellable terms of the respective leases. Below-market lease values are amortized as an increase to rental income over the remaining noncancellable terms of the respective leases, including any below market fixed-rate renewal option periods that are considered probable.

Other intangible assets also include in-place leases based on the Company’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with the respective tenant. The Company estimates the cost to execute leases with terms similar to the remaining lease terms of the in-place leases, including leasing commissions, legal and other related expenses. This intangible asset is amortized to expense over the remaining term of the respective leases and any fixed-rate bargain renewal periods. Factors considered by the Company in this analysis include an estimate of the carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and principal financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective.

The Company does not have an effective control environment because we do not yet have formalized internal control policies and procedures as it relates to financial reporting, including the accounting related to purchase-price allocations. In addition, the Company does not yet have sufficient resources to provide appropriate segregation of duties related to the preparation and review of information used in financial reporting, as well as review controls over the financial statement reporting process.

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

iCap Vault 1, LLC

	By:	iCap Vault Management, LLC, its manager

Date: November 21, 2022	By:	/s/ Chris Christensen
Chris Christensen
Chief Executive Officer (principal executive officer, principal financial officer and principal accounting officer)

